Form 10-K
period 2005-02-27
UAP HOLDING CORP
filed 2005-05-27
CIK 1279529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 27, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par values $.001

Indicate by check mark whether the registrant has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the company is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of May 24, 2005 was $460,044,562.50. The registrant did not have publicly traded voting or non-voting common equity as of the last business day of August 29, 2004, which was the last day of its most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of May 24, 2005 was 50,434,372.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD LOOKING STATEMENTS

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

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control that could cause actual results to differ materially from the results discussed in the forward-looking statements including, among other things, the matters discussed in this Report in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors.” Such risks, uncertainties and other factors may include, among others:

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

PART I

Unless the context requires otherwise, all references to “Company,” “we,” “us,” “ours,” and “UAP” refer specifically to UAP Holding Corp. and its consolidated subsidiaries. Additionally, all references to UAP Holding Corp. refer specifically only to UAP Holding Corp., excluding its subsidiaries, all references to “United Agri Products” refer specifically only to United Agri Products, Inc., and its subsidiaries, and all references to “United Agri Products, Inc.” refer specifically to United Agri Products, Inc., excluding its subsidiaries.

We operate on a 52-or 53-week year. Our fiscal years 2003, 2004 and 2005 ended on February 23, 2003, February 22, 2004 and February 27, 2005, respectively. Our fiscal years in 2003 and 2004 contained 52 weeks, and our fiscal year in 2005 contained 53 weeks. Fiscal years are identified in this Report according to the calendar year in which they ended. For example, the fiscal year ended February 27, 2005 is referred to herein as “fiscal 2005.”

Item 1.	Business.

OVERVIEW

We are the largest independent distributor of agricultural and non-crop inputs in the United States and Canada. We market a comprehensive line of products including chemicals, seeds and fertilizers to growers and regional dealers. As part of our product offering, we provide a broad array of value-added services including crop management, biotechnology advisory services, custom blending, inventory management and custom applications of crop inputs. The products and services we offer are critical to growers because they lower the overall cost of crop production and improve crop quality and yield. As a result of our broad scale and scope, we provide leading agricultural input companies with an efficient means to access a highly fragmented customer base of farmers and growers.

We have a comprehensive network of approximately 330 distribution and storage facilities and three formulation plants, strategically located in the major crop-producing areas of the United States and Canada. Our integrated sales network covers over 40,000 active stock keeping units, or SKUs, supported by approximately 1,100 sales people. This network of facilities, together with our technical expertise, enables us to efficiently process, distribute and store products close to our end-users and to supply our customers on a timely basis during the compressed planting and growing season. In addition, our widespread geographical presence provides a diversified base of sales that helps to insulate our overall business from difficult farming conditions in any one area as a result of poor weather or adverse market conditions for specific crops or regions.

We distribute products manufactured by the world’s leading agricultural input companies, including BASF, Bayer, Dow AgroSciences, DuPont, Monsanto, and Syngenta, as well as ConAgra International Fertilizer Company. We believe we are among the largest customers of agricultural inputs of these suppliers and have long-standing relationships with these companies. We also distribute products from over 300 other suppliers as well as over 220 of our own proprietary private label products. Our extensive infrastructure is a critical element of our suppliers’ route-to-market, as it enables them to reach a highly fragmented customer base. As of February 27, 2005, we had approximately 80,000 customers, with our ten largest customers accounting for approximately 4% of our net sales in fiscal 2005. Our customers include commercial growers and regional dealers, as well as consumers in non-crop markets. Our significant scale provides our customers with an efficient and cost-effective method of purchasing agricultural and non-crop inputs.

United Agri Products was initially formed by ConAgra Foods through a series of acquisitions, beginning in May 1978 with the acquisition of a 49% interest in a group of companies engaged in the domestic distribution of agricultural chemicals. ConAgra Foods purchased the remaining 51% from several remaining stockholders in 1980. In 1983, United Agri Products acquired AgChem, Inc., and in 1985 acquired Cropmate Company Inc. United Agri Products expanded its business into Canada through the 1988 purchase of Pfizer Canada, and in 1991 acquired Donnell Agriculture. After a series of additional acquisitions, on November 24, 2003, ConAgra Foods sold UAP and its related businesses to UAP Holding Corp., which we refer to as the “Acquisition.”

UAP Holding Corp.’s only asset is the ownership of 100% of the outstanding capital stock of United Agri Products, Inc. UAP Holding Corp. consummated the initial public offering of its common stock in November 2004, which we refer to as the “Common Stock Offering.”

INDUSTRY OVERVIEW AND TRENDS

The agricultural inputs market in the United States was estimated at $27.7 billion in 2003 and has grown at a compound annual growth rate of approximately 3.0% over the past ten years, as measured by total revenues, according to the most recent available survey by the USDA National Agricultural Statistics Service. The growth is due to, among other things, continued population growth; the use of more effective chemicals and fertilizers; stable planted acreage; the trend towards larger and more efficient farms; and the increased adoption of seed with enhanced technology. The three primary product categories of the agricultural inputs and non-crop market are chemicals, seed and fertilizer. We also operate in the non-crop market that consists of turf and ornamental (golf courses, resorts, nurseries and greenhouses), pest control operators, forestry and vegetation management. We estimate this market to be approximately $3.0 billion and believe it is growing.

Chemicals. Agricultural chemicals expenditures in the United States were approximately $8.4 billion in 2003, according to the most recent available survey by the USDA National Agricultural Statistics Service. Since 1997, the volume of agricultural chemicals sold in the United States has increased, but overall revenues have remained essentially flat, as lower-priced generic products have replaced higher-priced patented products, according to the same survey. This product category includes: (i) herbicides, which keep weed infestations from depriving crops of plant nutrients and water; (ii) insecticides, which keep insects from damaging crops; and (iii) fungicides, which guard against plant diseases.

Seed. Seed expenditures in the United States were approximately $9.3 billion in 2003, according to the most recent available survey by the USDA National Agricultural Statistics Service. The seed market in the United States has experienced significant growth since 1997, according to the same survey, driven primarily by increased pricing as a result of improvements in seed technology. In particular, biological “traits” are becoming genetically engineered into seeds, either increasing farm efficiencies with respect to labor and equipment, reducing the need for chemical treatment, or providing “output” trait benefits such as drought tolerance or high oil content. These traits include providing a plant with the ability to resist pests without a chemical application and the ability of a plant to selectively resist herbicides. These technological improvements, together with the availability of more productive seed hybrids, have resulted in higher crop yields.

Fertilizer. Fertilizer expenditures in the United States were approximately $10.0 billion in 2003, according to the most recent available survey by the USDA National Agricultural Statistics Service. Since 1997, the volume of fertilizer sold in the United States has increased, but overall revenues have remained essentially flat, due largely to falling prices as a result of overproduction, according to the same survey. Fertilizers are added to soil to replace or supplement one or more deficient nutrients necessary for plant growth. Nearly all-commercial crops grown in the United States and Canada today are produced with the use of a commercial fertilizer, as modern crop varieties and higher yields cannot be sustained by other methods.

Agricultural input manufacturers vary by product category and include major international chemical, fertilizer and seed companies such as BASF, Bayer Crop Science, ConAgra International Fertilizer Company, Dow AgroScience, DuPont, Monsanto, and Syngenta. Agricultural input distributors represent the main route-to-market for chemicals and fertilizer products, by providing access to a highly fragmented customer base of approximately two million growers, dealers and non-crop customers in the United States and Canada.

BUSINESS OPERATIONS

We operate our business through two primary divisions: Distribution and Products. The Distribution Division, which accounted for approximately 99% of our net sales in fiscal 2005 purchases agricultural input products from third parties and resells these products, together with our own proprietary and private label products, to growers and regional dealers. As of February 27, 2005, the Distribution Division maintained a network of approximately 330 facilities throughout the United States and Canada. The Products Division accounted for approximately $27.0 million, or 1%, of our net sales to third parties in fiscal 2005. The Products Division markets, sources, formulates and packages our proprietary and private label products and provides formulation and packaging services for our suppliers. Sales of proprietary and private label chemical and seed products, including sales made by the Distribution Division, accounted for approximately 13.3% of our total chemical and seed sales in fiscal 2005 compared to 12.2% in fiscal 2004. As of February 27, 2005, the Products Division consisted of three formulation facilities that produce crop protection chemicals, and plant nutrition products.

Distribution Division

We operate distribution centers serving both wholesalers and individual growers. Retail centers typically service growers within a 10 to 50 mile radius of their locations. We operate retail centers in each major crop-producing region of the United States and Canada. Our distribution network, though centrally organized, is internally divided by region. The following table identifies these various regions, the states served (subject to occasional overlap), the major crops serviced, the approximate number of employees (including hourly and temporary employees) and the total net sales for each region in fiscal 2005:

Region	States/Provinces Served	Major Crops Serviced	Employees	Fiscal 2005 Net Sales (dollars in millions)
Coastal	AL, AZ, CA, CT, DE, FL, GA, HI, ID, MA, MD, ME, MI, NC, NH, NJ, NV, NY, OH, OR, PA, RI, SC, UT, VA, VT, WA, WV	Tree fruits, nuts, vines, vegetables, rice, cotton, alfalfa, corn, peanuts, wheat and tobacco	774	$1,004.7

Northern	IA, IL, IN, MN, MO, MT, ND, SD, WI	Corn, soybeans, wheat, sorghum, sunflowers, potatoes and sugar beets	1,323	$690.7

Southern	AR, CO, KY, KS, LA, MS, NE, NM, OK, TN, TX, WY	Cotton, soybeans, rice, peanuts and corn	791	$712.7

Canada	AB, BC, MN, NB, NS, ON, PEI, QU, SK	Tree fruits, vegetables, soybeans, corn, wheat, canola and tobacco	98	$71.6

We sell a complete line of products and services to growers through our distribution facilities, with each site tailoring its product offering to the specific needs of the growers in its service area. Our product offering, coupled with the advice of our sales professionals, provides our customers with a “one-stop shop” for all their agricultural inputs needs.

Chemicals. Sales of chemicals to both crop and non-crop customers represent a significant portion of our business, accounting for approximately 63% of our net sales in fiscal 2005. We distribute a full range of chemicals through our distribution locations, including herbicides, insecticides, fungicides, adjuvants and surfactants. We also provide a variety of services related to the application of chemicals.

Seed. We have placed an emphasis on new seed technology and provide a complete range of seed and seed treatments to growers through our distribution centers. Increasingly, our seed products are prepared by leading seed companies, and sold both under their brand names and our private labels (for example, Dyna-Gro®). As a result of advances in seed technology, we have started to bundle chemicals with complementary seed products.

Fertilizer. We distribute a full range of fertilizer products through our distribution centers, including nitrogen, potassium and phosphorous, as well as various micronutrients such as iron, boron and calcium. We also provide fertilizer application services, and customized fertilizer blending for the specific needs of individual growers.

Services. In addition to selling traditional crop production inputs, our distribution centers provide agronomic services to growers. These services range from traditional custom blending and application of crop nutrients to meet the needs of individual growers, to more sophisticated and technologically advanced services such as soil sampling, pest level monitoring and yield monitoring using global position systems satellite grids and satellite-linked variable rate spreaders and applicators to analyze the data.

Non-Crop. We also distribute agricultural chemicals, seed and fertilizers to various non-agricultural markets, such as turf and ornamental (golf courses, resorts, nurseries and greenhouses), pest control operators, forestry, and vegetation management. This non-crop business has a distinctly different customer base from the agricultural markets, and requires different service levels and locations closer to suburban or leisure centers. We are the only distributor in our markets with a presence in the three major non-crop market product areas of turf and ornamental, pest control operators and vegetation management. Sales to non-crop customers are included in our discussion of chemicals, seed and fertilizer.

Products Division

The Products Division consists of our marketing, registrations and regulatory affairs, sourcing, formulation and packaging operations for our proprietary and private label products. Our marketing group works closely with the Distribution Division to drive its portfolio management, sales activities, advertising and technical service. We operate three formulation facilities in U.S. that produce our proprietary branded products as well as private label products from third parties. Typically, these products are developed independently by us or in cooperation with our leading suppliers. We distribute the products sourced by our Products Division through our Distribution Division. Additionally, we maintain over 250 federal sub-registrations from the basic manufacturers. In order to support these proprietary private label products and sub-registrations we maintain approximately 8,300 state registrations.

As of February 2005, we had over 220 proprietary branded products. We have a broad product offering of proprietary brands in each of our product categories. Some of our key proprietary branded products in each category are listed in the table below.

Categories	Key Proprietary Branded Products
Chemicals / Adjuvant	Saber®, Savage®, Shotgun®, Salvo®, Strategy®, Amplify®, LI 700®, Choice®, Weather Guard®, Liberate®, Activator 90®

Seed and Seed Treatments	Dyna-Gro®, DynaStart®, So-Fast®

Fertilizers	ACA®, Awaken®, Nortrace®

Non-Crop	Signature®, Bisect®

Our proprietary and private label products allow us to enhance our product offering and provide formulations designed to meet the needs of growers in each region that we serve. As a result, we are able to obtain a higher contribution margin from our proprietary and private label products than from commodity brands we distribute from other suppliers. We believe our proprietary and private label products represent a significant value for our customers and help increase the overall value of our suppliers’ products. Many of our proprietary and private label products are patented in the U.S. or Canada.

The Products Division also provides formulating, blending and packaging services for third parties, primarily our major suppliers, that allow us to leverage our fixed costs and increase plant efficiencies. In addition, by working in such an integrated manner with our suppliers, we remain informed of the newest product technology and market offerings.

INTELLECTUAL PROPERTY

We use a wide array of technological and proprietary processes to enhance our crop protection, seed and fertilizer inputs and product development programs. We believe these technologies and proprietary processes enable us to create novel product concepts and reduce time to market. In certain circumstances, we file for patents on technology that we believe is patentable. As of February 27, 2005, we held approximately 230 trademarks (pending or registered) in the United States either directly or through one of our subsidiaries, and United Agri Products Canada Inc., one of our subsidiaries, held approximately 60 Canadian trademarks (pending or registered) either directly or through one of its subsidiaries. These trademarks pertain to products formulated and distributed by us, including chemicals, plant nutrition products, seed and fertilizers. In addition, we possess contractual rights to certain trademarks held by third parties through arrangements with certain of our suppliers and distributors. Intellectual property rights help protect our products and technologies from use by competitors and others. In addition to trademarks, intellectual property rights of importance to us include trade secrets, confidential statements of formulation and other proprietary manufacturing information. We use nondisclosure agreements to protect our proprietary and confidential information. Such nondisclosure agreements specifically address the confidential information disclosed and concern the protection of our intellectual property. The objectives of the trade secret policy are to prevent disclosure of sensitive information and to protect our legal interests if our trade secrets are appropriated. We will continue to aggressively prosecute and enforce all of our intellectual property rights.

SEASONALITY

Our and our customers’ businesses are seasonal, based upon the planting, growing and harvesting cycles. During fiscal 2002 through 2005, at least 75% of our net sales occurred during the first and second fiscal quarters of each year because of the condensed nature of the planting season. As a result of the seasonality of sales, we experience significant fluctuations in our revenues, income and net working capital levels. However, our integrated network of formulation and blending, distribution and warehousing facilities and technical expertise allows us to efficiently process, distribute and store product close to our end-users and to supply our customers on a timely basis during the compressed planting and growing season. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—Our and our customers’ businesses are subject to seasonality and this may affect our revenues, carrying costs and collection of receivables.”

Due to the seasonal nature of our business, the amount of borrowings outstanding under our revolving credit facility varies significantly throughout the fiscal year. During fiscal 2005, outstanding borrowings (net of cash on hand) reached a period end peak of $275.2 million on October 24, 2004, while cash on hand reached a period end peak of $91.3 million (with no borrowings under the revolving credit facility) on March 21, 2004. Our average period end borrowings (net of cash on hand) for the fifty-three weeks ended February 27, 2005 were approximately $93.7 million.

PRODUCTS

The following table shows the percentage of our net sales by product category for the fiscal years 2005, 2004 and 2003, respectively:

Category	Year ended February 27, 2005	Year ended February 22, 2004	Year ended February 23, 2003
	(as a percentage of net sales)
Chemicals	63.1%	64.4%	65.7%
Fertilizers	22.6%	21.5%	20.2%
Seeds	12.1%	10.6%	10.7%
Other	2.2%	3.5%	3.4%

Total	100.0%	100.0%	100.0%

In fiscal 2005, our top ten brands accounted for approximately 14% of net sales.

COMPETITION

The market for the distribution of chemicals, seeds, fertilizers and agronomic services is highly competitive. In each of our local markets, we typically compete with two or three other distributors. These distributors include agricultural cooperatives, multinational corporation-owned distribution outlets and other independent distribution companies. Agricultural cooperatives are operated for the benefit of their member growers and include companies such as Agriliance, LLC and Growmark, Inc. Multinational corporation-owned distribution outlets include companies such as Helena Chemical Company (a subsidiary of Marubeni Corporation), and other independent distributors such as Royster-Clark, Inc. We generally compete with other distributors on the basis of breadth of product offering, ability to provide “one-stop shopping” with customized local products and services, our sales force’s knowledge of and relationships with our customers, and price.

SALES ON CREDIT, EXTENSIONS OF CREDIT AND ACCOUNTS RECEIVABLE

A significant portion of our sales to growers and independent retailers are made through the use of our credit programs. Typically, we sell products on cash or credit terms, with credit terms ranging from 30 days to crop terms, which typically require payments in December. Many accounts accrue service charges. The interest rate on such charges varies by state, subject to maximum allowable interest under the particular state’s laws. As of February 27, 2005, our aggregate accounts receivable, most of which constituted extensions of credit to trade customers, totaled $248.9 million.

We have a dedicated and focused credit department, responsible for all our credit and risk management, and our centralized credit and procurement functions are responsible for coordinating various working capital initiatives. Our credit department is also responsible for establishing credit terms and credit limits, compiling data and generating reports to monitor collections and reserves for bad debt, monitoring progress of credit related initiatives, assuring data integrity and distributing relevant reports to the field credit managers. Our credit policies and procedures include detailed computerized analysis of a particular customer’s credit prior to the sale, routine monitoring of customer credit limits, and systematic inactivation of non-conforming accounts.

MANAGEMENT INFORMATION SYSTEMS

Our finance, credit and information technology departments are responsible for all our financial reporting, information technology and systems, treasury and cash management, financial analysis and budgeting, state tax filings, and credit and risk management.

In addition, our finance and credit departments perform financial modeling and analysis, due diligence and contract negotiations for acquisitions. Our credit department also establishes credit terms and credit limits, compiles data and generates reports to monitor collections, reserves for bad debt, and progress of credit related initiatives, and to assure data integrity and distribute relevant reports to the field credit managers. Our finance department has three locations, one in Greeley, Colorado, one in Dorchester, Ontario, and one in Tampa, Florida.

We have point-of-sale computer systems at our locations, which provide daily reports, including sales and profitability data, credit information and working capital data. We use these systems to provide data for inventory control, credit controls, budgeting, forecasting and working capital management requirements.

RAW MATERIALS AND SUPPLIES

We purchase our crop protection products and seed primarily from the world’s leading agrochemical companies. We have contracts with BASF, Bayer Crop Science, Dow AgroSciences, DuPont, Monsanto, Syngenta and other prominent suppliers in the industry. We purchase crop protection products at the chemical companies’ distributor price and receive a cash rebate based on volume and type of product. The cash rebate is typically paid near the end of the calendar year, but may be advanced with the balance paid at year-end. Such rebate programs may be published programs, in which case rebates are calculated similarly among all buyers, or unpublished programs, in which case rebates are structured solely according to our business.

Historically we have purchased our fertilizer primarily from ConAgra International Fertilizer Company, an affiliate of ConAgra Foods, and one of the largest U.S. marketers of fertilizer. We intend to continue to purchase a significant portion of our fertilizer needs from ConAgra as long as they are price competitive.

EMPLOYEES AND LABOR RELATIONS

As of February 27, 2005, we employed approximately 3,100 non-unionized and salaried employees, approximately 80 unionized employees and approximately 260 temporary employees to meet our seasonal needs. We believe we have good relations with our employees. All our unionized employees work at the Platte Chemical Company facility in Greenville, Mississippi and are all subject to a collective bargaining agreement. This collective bargaining agreement is scheduled to expire in August 2007, but is subject to automatic renewals for additional year-long periods unless otherwise terminated. We have not had any work stoppages in the past five years.

ENVIRONMENTAL MATTERS

Our facilities and operations must comply with a wide variety of federal, state and local environmental laws, regulations and ordinances, including those related to air emissions, water discharges and chemical and hazardous waste management and disposal. Our operations are regulated at the federal level under numerous laws, including the Federal Insecticide, Fungicide, and Rodenticide Act, the Emergency Planning and Community Right to Know Act, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Occupational Safety and Health Act, the Hazardous Materials Transportation Act, and at the state level under analogous state laws and regulations. Our operations also are governed by laws relating to workplace safety and worker health and safety, primarily the rules of the Occupational Safety and Health Administration and the United States Department of Transportation. Non-compliance with these environmental, health and safety laws can result in significant fines or penalties or restrictions on our ability to sell or transport products. We manage these regulatory risks by employing a staff of highly trained professionals, by performing periodic compliance audits, and by participating in industry stewardship initiatives. We believe that our operations are in compliance in all material respects with current requirements under environmental, transportation, and employee safety laws, except for matters that are not expected to have a material adverse effect on our business, financial conditions, results of operations or liquidity.

Environmental laws may hold current owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances, materials or wastes, pollutants or contaminants, including petroleum and petroleum products. Because of our operations, the history of industrial or commercial uses at some of our facilities, the operations of predecessor owners or operators of some of the businesses, and the use, production and release of hazardous substances at these sites, we are affected by the liability provisions of environmental laws. Many of our facilities have experienced some level of regulatory scrutiny in the past and are or may be subject to further regulatory inspections, future requests for investigation or liability for hazardous substance management practices.

From time to time, we incur expenses in connection with remediation of hazardous substances, including fertilizers and pesticides in soils and/or groundwater at our current and former facilities. While a portion of this work is conducted on a voluntary basis under state law, most of it is conducted as part of a state directed enforcement action, some of which provides for reimbursement of expenses by state agricultural funds. In addition, we are engaged in corrective action under the Resource Conservation and Recovery Act at our facilities in Billings, Montana and Garden City, Kansas, and our former facility in Nichols, Iowa. We have also removed or closed underground storage tanks from some of our facilities and, in some instances, are responding to historic releases at these locations. In total, both voluntary and government ordered cleanups of releases of hazardous substances are planned or being performed at approximately 17 sites. In some cases, third parties (including government reimbursement funds and insurers) may contribute to the costs of cleanup at these sites. Without consideration of third-party contributions, the cost of these on-going and potential response actions is not expected to have a material adverse effect on our business, financial condition, results of operations or liquidity.

The Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA”), provides for responses to, and, in some instances, joint and several liability for releases of, hazardous substances into the environment. At the present time, there are three off-site disposal facilities at which we have been identified as a potentially responsible party under CERCLA: Malone in Texas City, TX; Red Panther in Clarksdale, MS; and Aberdeen Pesticide Dump in Aberdeen, N.C. We believe that the cost of participating in these on-going and potential response actions will not have a material adverse effect on our business, financial condition, results of operations, or liquidity.

ConAgra has agreed to provide us with a partial reimbursement of costs that we may incur in the future relating to any cleanup requirements arising out of pre-closing environmental conditions at our Greenville, Mississippi facility. On October 14, 2002, December 23, 2002, and December 31, 2002, three separate lawsuits were filed in the Circuit Court of Washington County, Mississippi against our subsidiary, Platte Chemical Company (“Platte”), and certain former employees of Platte, relating to alleged releases from Platte’s Greenville, Mississippi facility. The plaintiffs in such suits are seeking compensation for alleged personal injury and property damage. In connection with the Acquisition, ConAgra agreed to partially reimburse us, subject to a cap, for fees and expenses we incur in connection with such lawsuits. Subsequent to November 23, 2003, another lawsuit not covered by the ConAgra cost sharing agreement was filed in the Circuit Court of Washington County, Mississippi against us and Apollo Management, L.P. (“Apollo”), which lawsuit relates to the same alleged releases from the Greenville, Mississippi facility. In January 2004, the plaintiffs requested permission from the court to amend their first three complaints to include United Agri Products, Inc., UAP Holding Corp., Apollo and various other Apollo entities as defendants. While discovery in the Greenville litigations is not yet complete, based on information available to us at this time we do not believe that such litigations, if adversely determined, would have a material adverse effect on our business, financial condition, results of operations or liquidity.

REGULATORY LICENSES AND APPROVALS

As a seller and distributor of crop production inputs, we are subject to registration requirements under the Federal Insecticide, Fungicide, and Rodenticide Act and related state statutes, which require us to provide information to regulatory authorities regarding the benefits and risks of the products we sell and distribute, and to periodically update that information. Risk information supplied to governmental authorities by us or others could result in the cancellation of products or in limitations on their use. In addition, these laws regulate information contained in product labels and in promotional materials, require that products are manufactured in adherence to manufacturing specifications, and impose reporting and recordkeeping requirements relating to production and sale of certain pesticides. Non-compliance with these environmental, health and safety laws can result in significant fines or penalties or restrictions on our ability to sell our products. Based on our experience to date, these requirements are not expected to have a material adverse effect on our business, financial condition, results of operations or liquidity.

Item 2.	Properties.

Our properties are located in the major crop-producing regions of the United States and Canada. We are headquartered in Greeley, Colorado, and we operate three formulation facilities located throughout the United States.

Location	Owned/Leased	Function	Building(s) Square Footage	Formulating/Production Square Footage
Greeley, Colorado	Leased	Headquarters	47,753	N/A
Greeley, Colorado	Owned	Formulating	67,100	11,500
Greenville, Mississippi	Owned	Formulating	291,000	57,000
Billings, Montana	Owned	Formulating	61,071	20,320

We sold a substantial portion of the assets at a facility located in Fremont, Nebraska in October, 2004. Except for a limited amount of toll manufacturing, we have ceased all operations at the Fremont facility. In addition, we closed a formulation facility located in Caldwell, Idaho in October 2004, and we expect eventually to sell that facility to a third party.

In addition, as of February 27, 2005, we owned or leased approximately 330 properties that are used to maintain inventory and distribute and sell our products to our customers. We determine the number of distribution and storage facilities as those managed by a single location manager. Because there may be more than one property that we own or lease managed by a location manager, our approximately 330 distribution and storage facilities are less than the total number of leased and owned properties. We also utilize other miscellaneous facilities in our distribution business. We operate these properties through our four primary geographic regions, which are further divided into nine sub-regions, as noted below:

Region	Sub-region	States Served	Owned	Leased

Coastal	Southeast	AL, FL, GA, NC, SC, VA	6	34

	Northeast	CT, DE, MA, MD, ME, MI, NH, NJ, NY, OH, PA, RI, VT, WV	14	37

	West	AZ, CA, HI, ID, NV, OR, UT, WA	9	25

Northern	Midwest	IA, MN	14	22

	Northern Plains	MT, ND, SD	11	10

	Richter	MO, IL, IN, WI	16	15

Southern	Delta	LA, MS	11	26

	Midsouth	AR, KY, TN	7	25

	Southern Plains	CO, KS, NE, NM, OK, TX, WY	13	27

Canada		AB, BC, MN, NB, NS, ON, PEI, QU, SK	2	9

Administrative		CO	0	1

Total			103	231

Mortgages on 34 of our owned properties secure our obligations under the revolving credit facility.

Item 3.	Legal Proceedings.

In addition to the matters discussed above under “Item 1. Business—Environmental Matters,” we are involved in periodic litigation in the ordinary course of our business, including lawsuits brought by employees and former employees alleging discriminatory practices, intellectual property infringement claims, product liability claims, property damage claims, personal injury claims, contract claims and worker’s compensation claims. We do not believe that there are any pending or threatened legal proceedings, including ordinary litigation incidental to the conduct of our business and the ownership of our properties, that, if adversely determined, would have a material adverse effect on our business, financial condition, results of operations or liquidity. However, we cannot assure you that future litigation will not adversely affect our business, financial condition, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information. Our common stock is traded on the NASDAQ National Market under the symbol “UAPH.” Our common stock began trading on the NASDAQ National Market on November 22, 2004. The high and low for our common stock for the third quarter ended November 28, 2004, was $16.84 per share and $16.06 per share, respectively; the high and low for our common stock for the fourth quarter ended February 27, 2005, was $17.40 per share and $13.75 per share, respectively. Prior to the third and fourth quarters of our 2005 fiscal year, we were privately held and there was no trading in our equity.

Holders. The number of stockholders of record as of May 24, 2005, was nine. We have not estimated the number of beneficial stockholders.

Dividends. We paid a special dividend on our common stock on January 16, 2004, in the aggregate amount of approximately $52.9 million, which was financed with proceeds from our offering of 10¾% Senior Discount Notes due 2012 (the “10 3/4% Senior Notes”). We paid another special dividend on our common stock on October 4, 2004 in the aggregate amount of $40.0 million, which was financed with borrowings under United Agri Products’ revolving credit facility.

On April 29, 2005, our board declared a quarterly dividend on our common stock in the amount of $0.125 per share of common stock. The record date for the dividend payment was May 13, 2005, and the payment date will be June 1, 2005.

At the time of our common stock offering, our board of directors adopted a dividend policy pursuant to which we intend to pay quarterly cash dividends on our common stock at an annual rate of $0.50 per share. However, there can be no assurance that we will declare or pay any cash dividends. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors our board of directors deems relevant. As described more fully below, the terms of our indebtedness may also restrict us from paying cash dividends on our common stock under some circumstances. As of February 27, 2005, approximately $27.4 million of permitted distributions were available to pay dividends under our restricted payment covenant in our indenture governing the 10 3/4% Senior Discount Notes.

Restrictions on Payments of Dividends. The payment of any cash dividend on our common stock is considered a restricted payment under our revolving credit facility and the indentures, and we are restricted from paying any cash dividend on our common stock unless we satisfy certain conditions. The terms of the indentures governing the 10¾% Senior Discount Notes and United Agri Products’ 8 1/4% Senior Notes due 2011 restrict our ability to declare and pay dividends as follows:

•	we may not pay dividends if an event of default under the indentures has occurred and is continuing;

•	the aggregate amount of dividends payable by us generally cannot exceed $25 million plus 50% of our cumulative consolidated net income (as defined in the indentures) since November 24, 2003, plus 100% of any amounts contributed to our common equity capital or received from the sale of any equity interest less 100% of net losses, if any; and

•	as a condition to making dividend payments, we must be able to incur $1.00 of additional indebtedness under the fixed charge coverage ratio test in the indentures.

The terms of our revolving credit facility also restricts our ability to declare and pay dividends as follows:

•

aggregate amount of dividends payable by us generally cannot exceed $25.0 million plus 50% of the cumulative positive consolidated net income (as defined in the revolving credit facility), of United Agri

Products and its subsidiaries since November 24, 2003, plus 100% of any amounts contributed to our common equity capital or received from the sale of any equity interest;

•	immediately prior to and immediately following the dividend, at least $40.0 million must be available for borrowing under the revolving credit facility; and

•	no event of default under the revolving credit facility has occurred or is continuing or would result after giving effect to such dividend.

In addition, we depend on dividends from United Agri Products in order to make divided payments on our capital stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Holding Company.”

Recent Sales of Unregistered Securities. Set forth below in chronological order is certain information regarding securities issued by the Company during fiscal 2005, including the consideration, if any, received by the Company for such issuances.

1. On March 8, 2004, the Company granted stock options to its non-executive directors to purchase 351,762 shares of its common stock for an aggregate exercise price of $900,000.

2. On April 2, 2004, the Company’s board of directors approved the grant of stock options to purchase 162,375 shares of its common stock for an aggregate exercise price of $415,500.

3. On April 2, 2004, the Company issued 345,893 shares of common stock to the plan trustee under the Company’s 2004 Deferred Compensation Plan for an aggregate purchase price of $885,000.

The issuances described above were deemed exempt from registration under the Securities Act in reliance on Rule 701 and Section 4(2) promulgated thereunder as transactions pursuant to compensatory benefit plans and contracts relating to compensation. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information. There were no underwriters employed in connection with any of the transactions set forth above in this Item 5 “–Recent Sales of Unregistered Securities.”

For additional information on our common stock related to compensation, see “Item 12. Security Ownership of Certain Beneficial Owners and Management.”

Item 6.	Selected Financial Data.

	UAP Holding Corp.		Combined Predecessor Entity - ConAgra Agricultural Products Business
	Fiscal Year Ended February 27, 2005	Thirteen Weeks Ended February 22, 2004	Thirty-Nine Weeks Ended November 23, 2003	Fiscal Year Ended
				February 23, 2003	February 24, 2002	February 25, 2001
	(dollars in thousands except for earnings per share amount)
Statement of Operations Data:
Net sales	$2,506,730	$227,778	$2,224,107	$2,526,765	$2,770,192	$2,771,625
Gross profit	$333,331	$57,048	$286,097	$360,171	$341,989	$370,547
Loss from discontinued operations, net of tax	—	—	(4,708)	(4,221)	(5,919)	(14,443)
Net income (loss)	$28,812	$9,653	$36,277	$25,239	$(37,036)	$(12,531)
Earnings (loss) per share:
Basic	$0.60	$0.21
Diluted	$0.58	$0.21

	UAP Holding Corp.		Combined Predecessor Entity - ConAgra Agricultural Products Business
	As of February 27, 2005	As of February 22, 2004	Fiscal Year Ended
			As of February 23, 2003	As of February 24, 2002	As of February 25, 2001
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$48,204	$172,647	$28,559	$72,692	$146,335
Working capital	$256,742	$226,296	$455,154	$127,865	$363,131
Total assets	$1,337,342	$1,263,963	$1,352,025	$1,396,155	$1,820,573
Total debt	$296,003	$308,570	$9	$4,464	$3,861
Stockholder’s net investment and advances	$—	$—	$587,898	$294,492	$530,735
Stockholders’ equity	$116,487	$76,788	$—	$—	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On November 24, 2003, UAP Holding Corp. acquired the United States and Canadian agricultural inputs businesses of ConAgra Foods in a series of transactions referred to in this Report as the “Acquisition.” In this Report, the term “ConAgra Agricultural Products Business” means the entities that were historically operated by ConAgra Foods as an integrated business, which included a wholesale fertilizer company and other international crop distribution businesses that we did not acquire in the Acquisition. The businesses not acquired are reflected as discontinued operations within the ConAgra Agricultural Products Business financial statements.

On November 29, 2004, UAP Holding Corp. consummated the initial public offering of its common stock (the “Common Stock Offering”), which consisted of a primary offering of 3,125,000 shares of common stock by UAP Holding Corp. and a secondary offering of 28,428,125 shares of UAP Holding Corp.’s common stock by UAP Holding Corp.’s equity sponsor and certain members of its management (collectively, the “selling stockholders”).

The following discussion and analysis of our financial condition and results of operations covers, in part, periods prior to the Acquisition. Accordingly, the discussion and analysis of historical periods prior to November 24, 2003 do not reflect the significant impact that the Acquisition had on us. In addition, the statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business, our liquidity and capital resources and the other non-historical statements in the discussion and analysis are forward-looking statements. See “Forward Looking Statements” above and “—Risk Factors” below.

Unless the context requires otherwise, all references to “Company,” “we,” “us,” “ours,” and “UAP” refer specifically to UAP Holding Corp. and its consolidated subsidiaries. Additionally, all references to UAP Holding Corp. refer specifically only to UAP Holding Corp., excluding its subsidiaries, all references to “United Agri Products” refer specifically only to United Agri Products, Inc., and its subsidiaries, and all references to “United Agri Products, Inc.” refer specifically to United Agri Products, Inc., excluding its subsidiaries.

Overview

We operate in the highly competitive agricultural inputs distribution industry. Our principal competitors in the distribution of crop production inputs include agricultural cooperatives, national fertilizer producers, major grain companies and independent distributors and brokers. We, along with other agricultural input distributors, represent the main route-to-market for agricultural input manufacturers, and fill a critical need in the U.S. and Canadian agricultural input markets by allowing suppliers to economically access a highly fragmented customer base of growers, dealers and non-crop customers.

The three primary product areas of the agricultural and non-crop input markets are chemicals, seed and fertilizer. Our industry in general is affected by a number of factors including but not limited to, cost to distribute products, customer financial condition, local and national laws and regulations, economic conditions, employment, inflation, political climate, interest rates, fuel prices and weather patterns.

Our business depends on farm expenditures for crop inputs, which in turn is dependent upon planted acreage in the United States and Canada. Over the last ten years, agricultural inputs have grown 3% per year, and planted acreage has been virtually flat, leading to a relatively stable but very competitive industry for crop inputs. Our opportunities within the industry include the use of our national distribution network to further participate in the growing seed market, grow fertilizer volumes as we extend that product offering to existing customers, continue to expand our private label lines of seed and chemicals and continue to look for more efficiencies in expenses and working capital.

Background

Founded in 1978, we are the largest independent distributor of agricultural and non-crop inputs in the United States and Canada. We market a comprehensive line of products including chemicals, seeds and fertilizers to growers and regional dealers. In addition to our product offering, we provide a broad array of value-added services including crop management, biotechnology advisory services, custom blending, inventory management and custom applications of crop inputs. The products and services we offer are critical to growers because they lower the overall cost of crop production and improve crop quality and yield. As a result of our broad scale and scope, we provide leading agricultural input companies with an efficient means to access a highly fragmented customer base of farmers and growers.

At the end of fiscal 2002, our new management team began to implement several strategic initiatives to increase our operational efficiency. As part of that strategy, we enhanced our credit policies and information systems, improved inventory management, rationalized headcount and closed unprofitable distribution centers.

Our implementation of new credit policies has reduced average trade accounts receivables and overall selling, general and administrative costs by lowering bad debt expense. Improved inventory management, including central purchasing, product mix enhancement, SKU rationalization, and enhanced sharing of existing stocks, have resulted in lower average inventory levels and higher margins. Headcount reductions and location closures have contributed to lower supply chain and selling, general and administrative costs. Our financial and operational improvement has been driven by providing customers with high quality products at competitive prices, supported by consistent and reliable service and expertise. We will continue to seek to grow our business, improve margins and reduce working capital through the following principal strategies:

•	Leveraging our scale;

•	Expanding our presence in seed, fertilizers, branded and non-crop products; and

•	Targeting continued margin enhancement and working capital management.

Recent Initiatives

Improving our Nationwide Network. One of our key initiatives is to grow our business by leveraging our size and leading market share across North America. We study our market share by state, county, and customer, and develop sales initiatives at a local and regional level to address any gaps and opportunities we have in our network on chemical, seed, and fertilizer. Where our data indicates an opportunity, we have the potential to add sales personnel and/or locations and assets to fill gaps in our coverage. We have also begun to address the non-crop markets with a focused management team, and have made modifications to our sales coverage and asset base in that market.

Proprietary and Private Label Business. Our proprietary and private label products offer significantly higher margins than the branded products that we sell. We currently market over 220 proprietary branded products and have a broad proprietary product offering in each of our core product areas, including non-crop. We continue to work with nearly all of our suppliers on additional private label opportunities.

Seed and Fertilizer Revenue Growth. We have experienced revenue growth in both of these product areas and believe there are significant growth opportunities going forward. As seed varieties continue to be enhanced through biotechnology we believe they will serve as a growth platform due to the increased value-added nature of their sale to the customer. We intend to leverage our growth in the seed business through: advanced technical training of our sales-force, hiring and strategically placing experienced salespeople, using incentive compensation plans incorporating seed-specific performance goals, nurturing our relationships with our seed suppliers and targeting new retail and wholesale opportunities to enhance our sales presence in regions where gaps exist. We will also leverage our growth in the fertilizer business by nurturing relationships with fertilizer suppliers and by making modest investments in storage and blending facilities in regions where gaps exist.

Working Capital and Administrative Expense Reduction. We believe we are well positioned to continue to improve the financial performance of our business. We monitor performance regularly on key operating statistics such as credit, inventory efficiency, operating expenses, gross profit generation and overall return on invested capital. This information will continue to enable us to reduce administrative expense and average levels of working capital by concentrating on the following: earlier collection of supplier rebates, extending payable terms with key suppliers, continuing inventory efficiencies through SKU reduction efforts and centralized purchasing, evaluating our suppliers on a total return basis including working capital reductions, continuing to focus on credit policies and procedures to maximize profitability and using competition and best practices among our operating divisions to drive overall focus on working capital and expense reductions that are tied to variable compensation plans.

RESULTS OF OPERATIONS

Accounting principles generally accepted in the United States of America require our operating results for periods prior to the Acquisition, the periods prior to November 23, 2003, to be reported as the results of the “Predecessor” in our financial statements. These results include the fifty-two week period ended February 22, 2004. Our operating results subsequent to the Acquisition are presented as the “Successor’s” results in the historical financial statements and include the fifty-three week period ended February 27, 2005.

Fifty-three weeks Ended February 27, 2005, Compared to Fifty-two weeks Ended February 22, 2004

Net Sales. Sales increased to $2,506.7 million in the fifty-three weeks ended February 27, 2005 (fiscal 2005), compared to $2,451.9 million for the fifty-two weeks ended February 22, 2004 (fiscal 2004). Sales of proprietary chemical and seed products were 13.3% of total chemical and seed sales in fiscal 2005 versus 12.2% in fiscal 2004.

Sales of chemicals increased to $1,580.8 million in fiscal 2005 from $1,579.7 million in fiscal 2004. The increase was primarily due to chemical sales gains in the mid-south, southwest, and southeast regions, and a change in the way Monsanto bills its bulk herbicide business. Offsetting these gains were lower non-crop sales, lower chemical tolling revenue due to the rationalization of several non-strategic formulation facilities that provided toll manufacturing services, lower sales in our Canadian business as they transition to focus more on higher margin proprietary products, and lower end user prices on glyphosate.

Sales of fertilizer rose to $565.3 million in fiscal 2005 from $526.2 million in fiscal 2004, due to higher pricing, offsetting slightly lower volumes due to wet weather which delayed the timing of the fall fertilizer applications from the fall to the winter and early spring.

Sales of seed rose to $302.9 million in fiscal 2005 from $258.9 million in fiscal 2004, due to volume growth on both third party and proprietary brands and higher prices due to increased sales of seed with enhanced traits. Volume gains were achieved in the three major crops of corn, soybeans, and cotton.

Sales of other products decreased to $57.7 million in fiscal 2005 from $87.1 million in fiscal 2004, primarily due to the rationalization of feed product lines which were integrated into several retail and wholesale locations in Montana in fiscal 2004. Slightly lower application fee revenue in 2005 versus 2004 due to the delayed fertilizer season also contributed to lower sales of other products.

Cost of Goods Sold. Cost of goods sold was $2,173.4 million in fiscal 2005, compared to $2,108.7 million in fiscal 2004.

Gross profit (net sales less cost of goods sold) was $333.3 million in fiscal 2005, compared to $343.1 million in fiscal 2004. Gross margin (gross profit as a percentage of net sales) was 13.3% in fiscal 2005, compared to 14.0% in fiscal 2004. At the Acquisition, due to Purchase accounting, the inventory on our books was written up $21.1 million to fair market value. As this inventory was sold, it increased cost of sales by $17.4 million in fiscal 2005, and $3.7 million in fiscal 2004. Higher costs of fertilizer nutrients during the year and higher fuel prices also slightly decreased overall margins. Partially offsetting these were better gross profits due to increased proprietary products sales and growth in seed. Gross profit includes rebates. Rebates earned are finalized in our fourth quarter and the accrual adjusted as necessary. Rebates are accrued monthly based on actual sales at the most likely estimated rates by suppliers.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased to $256.0 million in fiscal 2005 from $251.1 million in fiscal 2004. SG&A expenses were 10.2% of sales during fiscal 2005, and 10.2% of sales during fiscal 2004. The increase was due to higher personnel costs and professional expenses associated with becoming an independent public company, one extra week in the current fiscal year and $0.8 million of management fees paid to Apollo Management. This was partially offset by lower location expenses and recoveries of bad debt.

Royalties, Service Charges and Other Income and Expenses. These items include royalty income generated by our proprietary products group, service charge income paid by customers who do business with us on terms, and equity earnings in an unconsolidated subsidiary, as well as other items. Other income increased to $26.7 million in fiscal 2005 from $19.3 million in fiscal 2004. The increase in income was due to higher royalty income during fiscal 2005 as a result of the transition of some private labels from a UAP brand to a third party brand where UAP receives a royalty on all sales.

Corporate Allocations—Selling, General and Administrative. Corporate allocations for fiscal 2004 include charges that have been allocated by ConAgra Foods and recorded as an expense for corporate services, including executive, finance and tax. Expenses incurred by ConAgra Foods and allocated to the ConAgra Agricultural Products Business were determined based on the specific services being provided or were allocated based on ConAgra Foods’ investment in the ConAgra Agricultural Products Business in proportion to ConAgra Foods’ total investment in its subsidiaries. Such expenses are included in allocated selling, general and administrative expenses and were $9.0 million in fiscal 2004.

Third Party Interest Expense. Interest expense was $43.6 million in fiscal 2005, which related primarily to the 8 1/4% Senior Notes, the 10 3/4% Senior Discount Notes, and our revolving credit facility. Interest expense includes interest on the 8 1/4% Senior Notes and 10 3/4% Senior Discount Notes, interest and fees on the revolving credit facility, and amortization of initial revolving credit facility fees costs relating to the issuance of the 8 1/4% Senior Notes and the 10 3/4% Senior Discount Notes. Interest expense also includes for the period interest paid on the final settlement payment to ConAgra Foods of $1.9 million. For fiscal 2004 third party interest expense was $8.9 million, related to interest on the 8 1/4% Senior Notes, the 10 3/4% Senior Discount Notes, our revolving credit facility, and other miscellaneous interest.

Finance Related and Other Charges. Other charges of $17.1 million consist of charges related to the Acquisition, the Common Stock Offering, and related financing activities. Included in other charges for fiscal 2005 are $6.1 million in fees and expenses from the abandonment of our proposed offering of income deposit securities; $5.6 million of non-accountable charges paid to ConAgra Foods related to the Acquisition; $2.7 million of fees and expenses related to the secondary offering of our shareholders’ common stock in November 2004; and $1.8 million in redemption premiums and $0.9 million in charge offs of amortized issuance costs associated with the early redemption of $21.5 million of 8 1/4% Senior Notes on December 29, 2004. For fiscal 2004, other charges include $1.9 million transition services agreement expenses with ConAgra Foods related to the Acquisition.

Corporate Allocations—Finance Charges. Corporate allocations also include finance charges that have been allocated by ConAgra Foods based on ConAgra Foods’ investment in the ConAgra Agricultural Products Business in proportion to ConAgra Foods’ total investment in its subsidiaries. ConAgra Foods allocated finance costs of $19.8 million in fiscal 2004.

Income Taxes. The effective income tax rate was 35.2% for fiscal 2005 compared with 37.9% for fiscal 2004. The reduction in rate is due largely to differences generated by the dividends paid on shares of stock held in the rabbi trust which qualified as compensation expense for tax purposes. This was offset by non-deductible secondary offering costs associated with the Common Stock Offering. Sales of stock from the rabbi trust in the Common Stock Offering also qualified as compensation expense for federal and state income tax purposes, but did not generate a permanent tax difference for financial reporting purposes. Instead, for financial reporting purposes the tax effect of the aggregate difference between the price at which a share of our common stock was initially credited to the rabbi trust and the price at which such share of our common stock was subsequently distributed from the rabbi trust in the Common Stock Offering was credited to paid in capital.

Fifty-Two Weeks Ended February 22, 2004, Compared to Fifty-Two Weeks Ended February 23, 2003

Net Sales. Sales declined to $2,451.9 million in fiscal 2004 from $2,526.8 million in fiscal 2003. Sales of chemicals declined to $1,579.7 million in fiscal 2004 from $1,661.3 million in fiscal 2003. The decline was largely due to the reduced number of locations from our rationalization efforts throughout the year and a more restrictive customer credit policy. Sales of fertilizer rose to $526.2 million in fiscal 2004 from $510.6 million in fiscal 2003, due to slightly higher pricing throughout the year. Sales of seed declined to $258.9 million in fiscal 2004 from $270.8 million as store rationalizations offset volume growth. Sales of other products increased to $87.1 from $84.1 million.

Cost of Goods Sold. Cost of goods sold was $2,108.7 million in fiscal 2004 compared with $2,166.6 million in fiscal 2003. Gross profit (net sales less cost of goods sold) was $343.1 million in fiscal 2004 compared with $360.2 million in fiscal 2003; while gross margin (gross profit as a percentage of net sales) was 14.0% in fiscal 2004 compared with 14.3% in fiscal 2003. Gross profits declined due to fewer sales due to location closures and a $3.7 million dollar charge to cost of goods sold from the purchase price allocation of the acquisition.

Selling, General and Administrative Expenses. SG&A expenses decreased to $251.1 million in fiscal 2004 from $283.1 million in the fiscal 2003 period. SG&A expenses were 10.2% of sales during fiscal 2004 and 11.2% of sales during fiscal 2003. The decline in SG&A expenses is the result of reduced location expenses associated with the closure of unprofitable locations, a reduction from the sale of two formulation facilities and some Montana feed locations, and lower expenses in the formulation plants as a result of consolidation efforts.

Royalties, Service Charges and Other Income and Expenses. Royalties, service charges and other income includes royalty income generated by our proprietary products group, service charge income paid by customers who do business with us on terms, and equity earnings in an unconsolidated subsidiary, as well as other items. Other income decreased to $19.3 million in fiscal 2004 from $22.0 million in fiscal 2003. The decrease in income was due to lower service charge income during fiscal 2004 as a result of fewer extended terms offered to customers.

Corporate Allocations-Selling, General and Administrative. Corporate allocations include charges that have been allocated by ConAgra Foods and recorded as an expense for corporate services, including executive, finance and tax. Expenses incurred by ConAgra Foods and allocated to the ConAgra Agricultural Products Business are determined based on the specific services being provided or are allocated based on ConAgra Foods’ investment in the ConAgra Agricultural Products Business in proportion to ConAgra Foods’ total investment in its subsidiaries. Such expenses are included in allocated selling, general and administrative expenses and are $9.0 million and $10.8 million in fiscal 2004 and fiscal 2003, respectively.

Third Party Interest Expense. Interest expense was $8.9 million during fiscal 2004. Third party interest expense was $1.9 million in fiscal 2003, which related to a vendor-financing program.

Finance Related and Other Charges. Other related finance charges for fiscal 2004 consist of $1.9 million of non-accountable charges relating to the Acquisition paid to ConAngra Foods, with no comparable charges in fiscal 2003.

Corporate Allocations-Finance Charges. Corporate allocations also include finance charges that have been allocated by ConAgra Foods based on ConAgra Foods’ investment in the ConAgra Agricultural Products Business in proportion to ConAgra Foods’ total investment in its subsidiaries. ConAgra Foods allocated finance costs of $19.8 million and $22.5 million in fiscal 2004 and fiscal 2003, respectively.

Income Taxes. The effective income tax rate was 37.9% for fiscal 2004 compared with 38.9% for fiscal 2003.

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

At February 27, 2005, we had $0.1 million outstanding under our revolving credit facility compared to no outstanding balance at February 22, 2004. The revolving credit facility is included in our financial statements as short-term debt. We believe that our cash flows from operating activities and borrowing capabilities under our revolving credit facility will be sufficient to meet our liquidity requirements in the foreseeable future, including funding of capital expenditures, debt service payments, and our intended dividend payments on our common stock.

If our cash flows from operating activities are insufficient to fund dividend payments at intended levels, we will need to reduce or eliminate dividends or, to the extent we are permitted to do so under our debt agreements, fund dividends with borrowings or from other sources. If we use working capital or permanent borrowings to fund dividends, we will have less cash available for future dividends and other purposes, which could negatively impact our financial condition, our results of operations and our ability to maintain or expand our business. Additionally, our revolving credit facility will mature in 2008. If we are unable to refinance such indebtedness prior to its stated maturity, we will be required to use cash to repay such indebtedness, and we may not have sufficient cash available to us at that time. Even if we have sufficient cash, such a repayment would sufficiently decrease the amount of cash, if any, that is available to pay dividends.

Historical Cash Flows

Historically, the ConAgra Agricultural Products Business’ sources of cash were primarily cash flows from operations and advances received from ConAgra Foods. As a result of the Acquisition, our ongoing operations require availability of funds to service debt, fund working capital and meet capital expenditure requirements. We currently finance and expect to continue to finance these activities through cash flows from operations and from amounts available under our revolving credit facility. The information presented for fiscal 2004 has been derived by combining the cash flow activity of the Successor for the thirteen weeks ended February 22, 2004 with the cash flow activity of the Predecessor for the thirty-nine weeks ended November 23, 2003. The information for fiscal year ended February 23, 2003, represents the cash flow activity of the Predecessor.

Cash flows provided by (used in) operating activities totaled $(1.3) million in fiscal 2005, $313.1 million in fiscal 2004, and ($266.8) million in fiscal 2003. The decrease in net cash from operating activities in the current period versus the prior period is primarily due to a change in the timing of prepayments to suppliers. We made larger prepayments to chemical and seed suppliers in the fourth quarter of fiscal 2005 as compared to the same period in fiscal 2004. We participate in supplier prepayment programs if the discounts offered by the suppliers exceed our short-term cost of debt. In addition, we made large prepayments to chemical and seed suppliers in the fourth quarter of fiscal 2003 for products sold in fiscal 2004, significantly reducing payment obligations to suppliers in fiscal 2004. However, in the fourth quarter of fiscal 2004, we decided not to make significant prepayments to suppliers because of the higher cost of capital resulting from the Acquisition. Instead, we primarily paid on regular trade terms during fiscal 2005, resulting in more payments to suppliers during fiscal 2005 than during fiscal 2004. This was slightly offset by better overall payment terms from suppliers. The remainder of the decrease in net cash from operations was due to slightly higher trade receivables from increased sales and higher inventories.

Cash flows provided by (used in) investing activities totaled $(68.8) million in fiscal 2005, $(612.8) million for fiscal 2004, and ($4.0) million for fiscal 2003. The post-closing settlement to ConAgra Foods in June 2004 accounted for $58.2 million of the investing activity in the current period. The increase in cash used in investing activities in fiscal 2004 was due to the Acquisition. Additions to property, plant and equipment were $14.9 million in fiscal 2005, compared to $15.3 million in fiscal 2004, and $6.4 million for fiscal 2003. The increases in fiscal 2005 and 2004 were due to investments in corporate infrastructure projects, including the continued implementation of our new information subsystem, Eclipse, as well as projects related to our transition to a stand alone company such as payroll, general ledger systems, and data center.

Cash flows provided by (used in) financing activities were ($54.8) million in fiscal 2005, compared to $443.8 million in fiscal 2004, and $226.7 million in fiscal 2003. Cash flows used in financing activities in fiscal 2005 reflect approximately $43.1 million of net proceeds (net of underwriting discounts and commissions and estimated offering expenses) received from the primary issuance of our common stock on November 29, 2004, which was offset by a $40.0 million special dividend to common stockholders paid on October 4, 2004, redemption of $34.6 million of preferred stock from ConAgra Foods during fiscal 2005, and a $21.5 million redemption of 8 1/4% Senior Notes on December 29, 2004. Cash flows provided by financing activities in fiscal 2004 included the contribution of equity by Apollo and issuance of long-term debt in connection with the Acquisition. Financing activities in fiscal 2004 prior to the Acquisition period were primarily limited to net investments by ConAgra Foods and bank overdrafts.

Credit Facility and Other Long-Term Debt. In connection with the Acquisition, United Agri Products entered into a five-year $500.0 million asset-based revolving credit facility. The revolving credit facility also provides for a $20.0 million revolving credit sub facility for United Agri Products Canada Inc. (“UAP Canada”), a $50.0 million letter of credit sub-facility, and a $25.0 million swing line loan sub-facility.

At February 27, 2005, there was $294.2 million of borrowing availability under the revolving credit facility and United Agri Products had additional borrowing capacity thereunder of $268.3 million (after giving effect to $25.8 million of letters of credit under the sub-facility). On November 29, 2004, the revolving credit facility was amended and restated in connection with the consummation of the Common Stock Offering. The interest rates with respect to revolving loans under the revolving credit facility, as amended and restated, are based, at United Agri Products’ option, on either the agent’s index rate plus an applicable index margin of between 0.50% and 1.00% or upon LIBOR plus an applicable LIBOR margin of between 1.75% and 2.25%. As of the date of this Report, the applicable index margin is 0.75% and the applicable LIBOR margin is 2.00%. United Agri Products also pays an unused line fee margin of between 0.25% and 0.375% multiplied by the difference between (x) the maximum amount of the revolving credit facility (as it may be reduced from time to time) and (y) the average daily balance of revolving loans for the preceding months. These applicable margins are in each case subject to prospective adjustment on a quarterly basis (with respect to any reduction from current levels, beginning with the third quarter after consummation of the Common Stock offering) if United Agri Products reduces its ratio of funded debt to EBITDA (on a consolidated basis). Following an event of default, all amounts owing under the revolving credit facility will bear interest at a rate per annum equal to the rate otherwise applicable thereto plus an additional 2.0%.

The obligations under the revolving credit facility are (or, in the case of future subsidiaries, will be) guaranteed by UAP Holding Corp. and each of its existing and future direct and indirect U.S. subsidiaries. The obligations under the revolving credit facility are secured by a first priority lien on, or security interest in, subject to certain exceptions, substantially all of UAP Holding Corp.’s, United Agri Products’, and UAP Canada’s properties and assets and the properties and assets of each of the other guarantors. The revolving credit facility contains customary representations, warranties and covenants, and events of default.

Due to the seasonal nature of our business, the amount of borrowings outstanding under the revolving credit facility varies significantly throughout the fiscal year. During fiscal 2005, outstanding borrowings (net of cash on hand) reached a period end peak of $275.2 million on October 24, 2004, while cash on hand reached a period end peak of $91.3 million (with no borrowings under the revolving credit facility) on March 21, 2004. Our average period end borrowings (net of cash on hand) for the fifty-three week period ended February 27, 2005, were approximately $93.7 million.

On December 16, 2003, United Agri Products issued $225.0 million aggregate principal amount of 8 1/4% Senior Notes which mature on December 15, 2011. On December 29, 2004, United Agri Products redeemed $21.5 million principal amount of its 8 1/4% Senior Notes (together with accrued interest and liquidated damages of $0.1 million and redemption premiums of $1.8 million). On January 26, 2004, UAP Holding Corp. issued $125.0 million aggregate principal amount at maturity of 10 3/4% Senior Discount Notes which mature on July 15, 2012.

Obligations and Commitments

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts). We enter into unconditional purchase obligation arrangements in the normal course of business to ensure that adequate levels of sourced product are available to us. The following is a summary of our contractual obligations as of February 27, 2005:

	Payments Due in Fiscal Year Ending February
Contractual Obligations:	Total	2006	2007	2008	2009	2010	2011 and beyond
	(dollars in thousands)
Long-term debt	$328,500	$—	$—	$—	$—	$—	$328,500
Interest payments on long term debt	171,271	16,789	16,789	16,789	30,226	30,226	60,452
Operating lease obligations	24,530	8,751	7,071	2,931	1,863	1,006	2,908
Unconditional purchase obligations	2,214	2,214	—	—	—	—	—
Borrowings under revolving credit facility	55	55	—	—	—	—	—

Total	$526,570	$27,809	$23,860	$19,720	$32,089	$31,232	$391,860

We have excluded lease obligations of $47.1 million from the table above, as the relevant leases are cancelable within one year.

Our $500.0 million revolving credit facility has a five-year term and will mature in 2008.

As of February 27, 2005, we had $26.0 million of undrawn letters of credit.

The 8 1/4% Senior Notes were issued on December 16, 2003, and the proceeds from such offering were used to repay the entire principal amount, plus accrued interest, incurred in connection with a $175.0 million unsecured senior bridge loan facility. United Agri Products entered into the senior bridge loan facility on November 24, 2003, and used borrowings thereunder to fund, in part, the Acquisition. On December 29, 2004, $21.5 million of the 8 1/4% Senior Notes were redeemed with proceeds from the Common Stock Offering.

UAP Holding Corp. issued $125.0 million aggregate principal amount at maturity of the 10 3/4% Senior Discount Notes on January 26, 2004. The 10 3/4% Senior Discount Notes were issued at a price of 65.992% of the principal amount thereof, resulting in gross proceeds to UAP Holding Corp. of approximately $82.5 million. The original issue discount accretes to par value in 2008. At such time interest will accrue at 10 3/4% per annum and will be payable in cash semi-annually in arrears commencing on July 15, 2008. As of February 27, 2005, the accreted value was $92.4 million.

Capital Expenditures

Capital expenditures were $14.9 million for fiscal 2005, compared to $15.3 in fiscal 2004, and $6.4 million in fiscal 2003. Approximately $3.0 million of capital expenditures in fiscal 2005 were for transition projects to enable our separation from our former parent, ConAgra Foods. Approximately $1.2 million of capital expenditures in fiscal 2005 were spent on our subsystem replacement project, Eclipse, which we continue to roll out on a phased approach by geography. Other than these projects, our largest expenditure was $0.9 million to support a fertilizer and chemical initiative identified by our gaps analysis. We expect we will finance all capital expenditures with cash generated from operations, reductions in working capital, or incremental debt.

Holding Company

As a holding company, our investments in our operating subsidiaries, including United Agri Products, constitute substantially all of our operating assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. Our principal source of the cash required to pay our and our subsidiaries’ obligations and to repay the principal amount of our and our subsidiaries’ obligations, including the 10 3/4% Senior Discount Notes, is the cash that our subsidiaries generate from their operations and our borrowings under the revolving credit facility. Our subsidiaries are separate and distinct legal entities and have no obligations to make funds available to us. The terms of the agreements governing our existing indebtedness generally restrict our subsidiaries from paying dividends, making loans or other distributions and otherwise transferring assets to us. Furthermore, our subsidiaries are permitted under the terms of the revolving credit facility and the indentures governing the 8 1/4% Senior Notes and 10 3/4% Senior Discount Notes to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to us. We cannot assure you that the agreements governing our current and future indebtedness will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest and principal payments on our indebtedness when due. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Dividend Policy

We intend to pay quarterly cash dividends on our common stock at an annual rate of $0.50 per share. On April 29, 2005, our board of directors declared a quarterly dividend on our common stock in the amount of $0.125 per share of common stock. The record date for the dividend payment was May 13, 2005, and the payment date will be June 1, 2005.

There are no assurances that we will declare or pay any cash dividends in the future. The declaration and payment of future dividends to holders of our common stock is at the discretion of our board of directors and depends upon many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors our board of directors deems relevant. The terms of our indebtedness, including the revolving credit facility and the indentures governing the 8 1/4% Senior Notes and the 10 3/4% Senior Discount Notes, may also restrict us from paying cash dividends on our common stock under some circumstances. As of February 27, 2005, approximately $27.4 million of permitted distributions were available to pay dividends under our restricted payment covenant in our indenture governing the 10¾% Senior Discount Notes.

In the past, cash flow provided by our operating activities has been highly variable, resulting in negative cash flow during certain periods. Because of the variability, if our cash flows from operating activities are insufficient to fund dividend payments at intended levels, we may need to reduce or eliminate dividends or, to the extent permitted by our debt agreements fund all or part of the dividends with additional debt or other sources of cash. To the extent we pay dividends, the amount of cash available to us to pay principal of, and interest on, our outstanding debt will be reduced. A failure to pay principal of, or interest on, our debt would constitute an event of default under the applicable debt agreements, giving the holders of the debt the right to accelerate its maturity. If any of our debt is accelerated, we may not have sufficient cash available to repay it in full and we may be unable to refinance it on satisfactory terms or at all. An event of default under debt agreements, or an acceleration of the debt hereunder, could also trigger an event of default under other debt agreements. Furthermore, if we fund dividends with additional debt, our interest expense will increase, which may cause a further reduction in the amount of cash available to us. Subject to certain restrictions in the indentures governing the 8 1/4% Senior Notes and the 10 3/4% Senior Discount Notes, that additional debt could be secured and therefore effectively be senior to the 8 1/4% Senior Notes and the 10 3/4% Senior Discount Notes.

Trading Activities

As of February 27, 2005, and February 22, 2004, we had no outstanding derivative contracts. However, subject to limitations set forth in our debt agreements, we may, in the future, enter into derivative contracts to limit our exposure to changes in interest rates, foreign currency exchange rates and commodity prices.

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

Inventory Valuation. Management reviews inventory balances to determine if inventories can be sold at amounts equal to or greater than their carrying amounts. The review includes identification of slow moving inventories, obsolete inventories and discontinued products or lines of products. The identification process includes historical performance of the inventory; current operational plans for the inventory, as well as industry and customer specific trends. If our actual results differ from management expectations with respect to the selling of our inventories at amounts equal to or greater than their carrying amounts, we would be required to adjust our inventory balances accordingly.

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

Rebate Receivables. At the beginning of each crop year, we enter into agreements with many of our suppliers providing for vendor rebates upon the achievement of specified volume purchasing or sales levels. Rebates are received from crop protection and seed products, based on programs offered by our vendors. The programs vary based on the product type and specific vendor practice. Historically, more than 85% of the rebates earned were from our chemical suppliers. The majority of the rebate programs run on a crop year basis, typically from October 1st to September 30th, although other periods are sometimes used. We also negotiate individually with our vendors for additional rebates after the conclusion of the crop year and often several months after we have purchased and sold the products for which we are negotiating rebates. Historically, the majority of the rebates have been earned based on our sales of the suppliers’ products in a given crop year. The rebate receivable recorded monthly is based on actual sales and the historical rebate percentage received. The actual rebates earned for most programs are finalized in our fourth fiscal quarter and adjustments are made to the accrual as necessary. The majority of our rebate receivables are collected during our fourth quarter. Because the nature of the programs and the amount of rebates available are determined by our vendors, there can be no assurance that historical rebate trends will continue.

Off-Balance Sheet Arrangements

We use off-balance sheet arrangements (e.g. operating leases) where the economics and sound business principles warrant their use. We periodically enter into letters of credit and other similar arrangements as part of transactions in the ordinary course of our business. For more information, see “—Obligations and Commitments” above.

Related Party Transactions

As part of the Acquisition, we entered into a seller transition services agreement with ConAgra Foods pursuant to which we would perform certain information technology, accounting, office support and other services for ConAgra Foods. In addition, we granted to ConAgra Foods and its international subsidiaries an exclusive two-year license to use certain of our trademarks and trade names outside the United States and Canada. ConAgra Foods paid us an aggregate fee of $0.8 million during fiscal 2005 for the license and the services provided by us under the seller transition services agreement. The seller transition services agreement was terminated by ConAgra Foods on September 30, 2004, other than with respect to the license to ConAgra Foods to use certain of our trademarks and trade names. The license to use certain of our trademarks and trade names was extended through November 30, 2006, by letter agreement dated March 25, 2005, between ConAgra Foods, UAP Holding Corp., and United Agri Products, Inc.

As part of the Acquisition, we and ConAgra Foods entered into a buyer transition services agreement pursuant to which ConAgra Foods would provide certain information technology and other administrative services to us for a period of one year. As consideration for these services, we paid ConAgra Foods a non-accountable charge of $7.5 million, $1.9 million of which was recognized in fiscal 2004. For the year ended February 27, 2005, $5.6 million in expense was recognized by us for the non-accountable charges. Additional services were provided on a fee for usage basis of $2.8 million for services during the transition and are accounted for in selling, general and administrative. The buyer transition services agreement expired on November 23, 2004, in accordance with its terms.

Expenses incurred by ConAgra Foods and allocated to us were historically determined based on the specific services that were provided or were allocated based on ConAgra Foods’ investment in us in proportion to ConAgra Foods’ total investment in its subsidiaries. In addition, ConAgra Foods charged us finance charges on ConAgra Foods’ investment in and advances to us. Management believes that such expense allocations were reasonable. It is not practical to estimate the expenses that would have been incurred by us if we had operated on a stand-alone basis. Corporate allocations included allocated selling, general and administrative expenses of $9.0 million for the thirty-nine weeks ending November 23, 2003. Allocated finance charges were $19.9 million for the thirty-nine weeks ending November 23, 2003.

Under the terms of a management consulting agreement (the “Management Agreement”) dated as of November 21, 2003, between United Agri Products, Inc. and Apollo, United Agri Products, Inc. retained Apollo to provide certain management consulting and financial advisory services, for which United Agri Products, Inc. paid Apollo an annual management fee of $1.0 million in quarterly payments of $250,000 in fiscal 2005. In connection with the Common Stock Offering, the Management Agreement was terminated and United Agri Products, Inc. paid Apollo a $3.5 million transaction fee on November 29, 2004.

As of November 21, 2003, Apollo owned approximately 95% of UAP Holding Corp.’s outstanding common stock. Following the consummation of the Common Stock Offering on November 22, 2004, Apollo owned approximately 34% of UAP Holding Corp.’s outstanding common stock.

RISK FACTORS

You should carefully consider the risk factors set forth below as well as the other information contained in this report. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business, financial condition or results of operations. Any of the following risks could materially adversely affect our business, financial condition or results of operations.

Our and our customers’ businesses are subject to seasonality and this may affect our revenues, carrying costs and collection of receivables.

Our and our customers’ businesses are seasonal, based upon the planting, growing and harvesting cycles, and the inherent seasonality of the industry we serve could have a material adverse effect on our business. During fiscal 2003, 2004 and 2005, at least 75% of our net sales occurred during the first and second fiscal quarters of each year because of the condensed nature of the planting season. Since interim period operating results reflect the seasonal nature of our business, they are not indicative of results expected for the full fiscal year. In addition, quarterly results can vary significantly from one year to the next due primarily to weather-related shifts in planting schedules and purchase patterns. We incur substantial expenditures for fixed costs throughout the year and substantial expenditures for inventory in advance of the spring planting season.

Seasonality also relates to the limited windows of opportunity that our customers have to complete required tasks at each stage of crop cultivation. Should events such as adverse weather or transportation interruptions occur during these seasonal windows, we would face the possibility of reduced revenue without the opportunity to recover until the following season. In addition, because of the seasonality of agriculture, we face the risk of significant inventory carrying costs should our customers’ activities be curtailed during their normal seasons. The seasonality of our industry can also affect the amount of bad debt that may result on our books and can negatively impact our accounts receivable collections.

Weather conditions may materially impact the demand for our products and services.

Weather conditions have a significant impact on the farm economy and, consequently, on our operating results. Weather conditions affect the demand for, and in some cases the supply of, products, which, in turn, has an impact on our prices. For example, weather patterns such as flood, drought or frost can cause crop failures that in turn affect the supply of feed and seed and the marketing of grain products, as well as the demand for fertilizer, crop protectants, seeds and other agronomic supplies. In recent years, we have experienced unusually severe weather conditions, including ice storms, floods and wind damage, and a summer dearth of water and pasture in some states. Adverse weather conditions can also impact the financial position of agricultural producers who do business with us, including producers to whom we extend credit. This, in turn, may adversely affect the ability of those producers to repay their obligations to us in a timely manner, or at all. Accordingly, the weather can have a material effect on our business, financial condition, results of operations and liquidity.

Our industry is very competitive and increased competition could reduce our sales and profit margins.

We operate in a highly competitive industry, particularly with respect to price and service. Our principal competitors in the distribution of crop production inputs include agricultural cooperatives, national fertilizer producers, major grain companies and independent distributors and brokers. Some of our competitors have greater financial, marketing and research and development resources, or better name recognition, than we do and can better withstand adverse economic or market conditions. In addition, as a result of increased pricing pressures caused by competition, we may experience reductions in the profit margins on sales, or may be unable to pass future material price increases on to our customers, which would also reduce profit margins.

Government regulation and agricultural policy may affect the demand for our products, and therefore our financial viability.

Existing and future government regulations and laws may greatly influence how we operate our business, our business strategy and, ultimately, our financial viability. Existing and future laws may impact the amounts and locations of fertilizer and pesticide applications. The federal Clean Water Act and the equivalent state and local water pollution control laws are designed to protect water quality. The application of fertilizer and pesticides has been identified as a source of water pollution and are currently regulated and may be more closely regulated in the future. This regulation may lead to decreases in the quantity of fertilizer and pesticides applied to crops. The application of fertilizers can also result in the emissions of nitrogen compounds and particulate matter into the air. Compliance with future requirements to limit these emissions under the federal Clean Air Act and state equivalents may affect the quantity of fertilizer used by our customers.

U.S. governmental policies and regulations may directly or indirectly influence the number of acres planted, the level of inventories, the mix of crops planted, crop prices and the amounts of and locations where fertilizers and pesticides may be applied. The market for our products could also be affected by challenges brought under the Endangered Species Act and by changes in regulatory policies affecting genetically modified seeds.

We are subject to expenses, claims and liabilities under environmental, health and safety laws and regulations.

We operate in a highly regulated environment. As a producer and distributor of crop production inputs, we must comply with federal, state and local environmental, health and safety laws and regulations. These regulations govern our operations and our storage, handling, discharge and disposal of a variety of substances. Our operations are regulated at the federal level under numerous laws, including the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Occupational Safety and Health Act, and at the state level under analogous state laws and regulations. As a formulator, seller and distributor of crop production inputs, we are also subject to registration requirements under the Federal Insecticide, Fungicide, and Rodenticide Act and related state statutes, which require us to provide information to regulatory authorities regarding the benefits and risks of the products we sell and distribute, and to update that information. Risk information supplied to governmental authorities by us or others could result in the cancellation of products or in limitations on their use. In addition, these laws govern information contained in product labels and in promotional materials, require that products are manufactured in adherence to manufacturing specifications, and impose reporting and recordkeeping requirements relating to production and sale of certain pesticides. Non-compliance with these environmental, health and safety laws can result in significant fines or penalties or restrictions on our ability to sell or transport products.

Under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, we could be held jointly and severally responsible for the removal or remediation of any hazardous substance contamination at facilities that we currently own or operate, at facilities that we owned or operated in the past, at neighboring properties to which such contamination has migrated from our facilities, and at third party waste disposal sites to which we have sent wastes. We could also be held liable for natural resource damages.

We may incur substantial costs to comply with these environmental, health and safety law requirements. We may also incur substantial costs for liabilities arising from past releases of, or exposure to, hazardous substances. From time to time claims have been made against us for consequences arising out of human exposure to these substances or other damage, including property damages. Currently, four such claims are pending in relation to our Greenville, Mississippi facility. In addition, we may discover currently unknown environmental problems or conditions. The continued compliance with environmental laws, the discovery of currently unknown environmental problems or conditions, changes in environmental, health and safety laws and regulations or other unanticipated events may subject us to material expenditures or liabilities in the future.

Our substantial indebtedness could adversely affect our financial condition and impair our ability to operate our business or pay dividends on our common stock.

As of February 27, 2005, we had $296.0 million of outstanding indebtedness, including approximately $0.1 million under the revolving credit facility, $203.5 million of the 8 1/4% Senior Notes and $92.4 million of the 10 3/4% Senior Discount Notes. As a result, we are a highly leveraged company and this level of leverage could have important consequences, including the following:

•	It may limit our ability to borrow money or sell stock to fund our working capital, capital expenditures and debt service requirements.

•	It may limit our flexibility in planning for, or reacting to, changes in our business.

•	We may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage.

•	It may make our financial results more vulnerable to a downturn in our business or the economy.

•	It will require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, thereby reducing the availability of our cash flow for other purposes, such as payments of dividends on our common stock.

•	It may materially and adversely effect our business and financial condition if we are unable to service our indebtedness or obtain additional financing, as needed.

In addition, the indenture governing the 8 1/4% Senior Notes, the indenture governing the 10 3/4% Senior Discount Notes and the revolving credit facility contain financial and other restrictive covenants discussed below that may limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of all of our debt. Restrictive covenants in the agreements governing our indebtedness may restrict our ability to pursue our business strategies or pay dividends on our common stock. The revolving credit facility, the indenture governing the 8 1/4% Senior Notes and the indenture governing the 10 3/4% Senior Discount Notes limit our ability and the ability of our restricted subsidiaries, among other things, to:

•	incur additional indebtedness or contingent obligations;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem our stock;

•	make investments; grant liens;

•	make capital expenditures;

•	enter into transactions with our stockholders and affiliates;

•	sell assets; and

•	acquire the assets of, or merge or consolidate with, other companies.

In addition, the revolving credit facility requires us to maintain an interest coverage ratio and minimum EBITDA (as defined in our revolving credit facility), if revolving credit availability drops below $40.0 million. Although we have historically always been able to maintain this financial ratio and minimum EBITDA, we may not be able to maintain this ratio and minimum EBITDA in the future. Covenants in the revolving credit facility may also impair our ability to finance future operations or capital needs or to enter into acquisitions or joint ventures or engage in other favorable business activities. If we default under the revolving credit facility under certain circumstances, the lenders could require immediate payment of the entire principal amount. These circumstances include, among other things, a change of control, default under agreements governing our other indebtedness, material judgments in excess of a specified amount or breach of representations and warranties. Any default under the revolving credit facility or agreements governing our other indebtedness could lead to an acceleration of debt under our other debt instruments that contain cross-acceleration or cross-default provisions. If the lenders under the revolving credit facility require immediate repayment, we will not be able to repay them and also repay our other indebtedness in full. Our ability to comply with these covenants and restrictions contained in the revolving credit facility and other agreements governing our other indebtedness may be affected by changes in the economic or business conditions or other events beyond our control.

Our profitability depends significantly on rebates from our vendors. If we are unsuccessful in earning, negotiating or collecting rebates, it could have an adverse impact on our business.

We receive rebates from chemicals and seed vendors based on programs offered by our suppliers to all of their customers. The programs vary based on product type and specific vendor practice. The majority of the rebate programs run on a crop year basis, typically from October 1st to September 30th, although other periods are sometimes utilized. The majority of these rebates are product-specific and are based on our sales of that product in a given crop year. We also negotiate individually with our vendors for additional rebates after the conclusion of the crop year and often several months after we have purchased and sold the products for which we are negotiating rebates. These individually negotiated rebates are based on various goals, such as our ability to grow sales of a particular vendor’s products at a faster rate than that vendor’s aggregate growth in sales for the same year, as well as increasing the percentage of our aggregate sales represented by a vendor’s product line as compared with our sales of the vendor’s competitors’ product lines and rebates in response to lower prices from a vendor’s competitors.

Our ability to earn, negotiate and collect rebates is critical to the success of our business. Generally, we sell the chemicals and seed we purchase from vendors at a reduced margin, with the profit from any sales of such products being made primarily from rebates from vendors. We price our products to our customers based on the amount of rebates we expect to receive at year-end. However, the amount of rebates we earn and the nature of our rebate programs are determined by our vendors and are directly related to the performance of our business. If our sales in any crop year are lower than expected, either because of poor weather conditions, increased competition or for any other reason, we will earn fewer rebates, and our gross margins may suffer. Additionally, our vendors may reduce the amount of rebates offered under their programs, or increase the sales goals or other conditions we must meet to earn rebates to levels that we cannot achieve. Finally, our ability to negotiate individually for additional rebates may cease or become limited, and our efforts to collect cash rebates periodically throughout the year may be unsuccessful. The occurrence of any of these events could have an adverse impact on our margins, net income or business.

Our success depends on a limited number of key employees and we may not be able to adequately replace them if they leave.

We believe that the success of our business strategy and our ability to operate profitably depend on the continued employment of our senior management team. The loss of the services of some of these key employees could have a material adverse effect on us. See “Item 10, Directors and Executive Officers of the Registrant.”

UAP Holding Corp. is a holding company and we will rely on our subsidiaries for cash to pay dividends on our common stock.

UAP Holding Corp. has no direct operations and no significant assets other than ownership of 100% of the stock of United Agri Products. Because UAP Holding Corp. conducts its operations through its subsidiaries; UAP Holding Corp. depends on those entities for dividends and other payments to generate the funds necessary to meet its financial obligations and to pay dividends with respect to the common stock. Legal and contractual restrictions in the revolving credit facility and other agreements governing current and future indebtedness of UAP Holding Corp.’s subsidiaries, as well as the financial condition and operating requirements of UAP Holding Corp.’s subsidiaries, may limit UAP Holding Corp.’s ability to obtain cash from its subsidiaries. All of UAP Holding Corp.’s subsidiaries are separate and independent legal entities and have no obligation whatsoever to pay any dividends, distributions or other payments to UAP Holding Corp.

Our equity sponsor controls us and its interests may conflict with or differ from our and/or your interests in the future.

As of May 13, 2005, Apollo beneficially owned approximately 34% of our common stock. In addition, representatives of Apollo currently occupy four of the eight seats on our board of directors. As a result, Apollo has the ability to prevent any transaction that requires the approval of our board of directors and has the ability to substantially influence all matters requiring stockholder approval, including the election of our directors and the approval of significant corporate transactions such as mergers, tender offers and the sale of substantially all of our assets. For example, the approval of two-thirds of the members of our board of directors is required by our amended and restated certificate of incorporation under certain circumstances including, without limitation, amendments to our organizational documents in a manner that adversely affects Apollo. These provisions shall terminate at such time as affiliates of Apollo no longer beneficially own at least one-third of our outstanding common stock and have sold at least one share of our common stock other than in connection with the Common Stock Offering. The interests of Apollo and its affiliates, as holders of common stock, could conflict with or differ from your interests. For example, Apollo could influence us to increase the amount of dividends payable with respect to our common stock, make acquisitions or pursue restructurings or other transactions in ways that could increase our leverage or otherwise impair our creditworthiness, even though such transactions could harm our ability to make payments with respect to the notes. In addition, Apollo could pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The principal market risk affecting our business has been exposure to changes in energy prices and, to a lesser extent, foreign currency risks. We are currently exposed to market risks including exposure to changes in energy prices, with respect to which we currently pay market rates.

Our average period end borrowings under the revolving credit agreement (net of cash on hand) for the fifty-three week period ended February 27, 2005, were approximately $93.7 million. The revolving credit facility is affected by changes in interest rates. Based upon the amount of our average period end borrowings (net of cash on hand) for the fifty-three week period ended February 27, 2005, a one percentage point change in the assumed weighted average interest rate on such credit facility would change our annual interest expense by $0.9 million.

Item 8.	Financial Statements and Supplementary Data.

UAP HOLDING CORP.

INDEX TO FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm	34

Balance Sheets at February 27, 2005, and February 22, 2004	35

Statements of Earnings for the fiscal year ended February 27, 2005, the thirteen week period ended February 22, 2004 (Successor), the thirty-nine week period ended November 23, 2003 (Predecessor), and the fiscal year ended February 23, 2003 (Predecessor)	36

Statements of Cash Flows for the fiscal year ended February 27, 2005, the thirteen week period ended February 22, 2004 (Successor), the thirty-nine week period ended November 23, 2003 (Predecessor), and the fiscal year ended February 23, 2003 (Predecessor)	37

Statement of Stockholders’ Equity for the fiscal year ended February 27, 2005, the thirteen week period ended February 22, 2004 (Successor), and Statements of Stockholder’s Net Investment and Advances for the thirty-nine week period ended November 23, 2003 (Predecessor), and the fiscal year ended February 23, 2003 (Predecessor)	38

Notes to Financial Statements	39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

UAP Holding Corp

Greeley, CO

We have audited the accompanying consolidated balance sheets of UAP Holding Corp. and subsidiaries (the “Company”) as of February 27, 2005 and February 22, 2004 and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year ended February 27, 2005 and the thirteen week period ended February 22, 2004 of UAP Holding Corp. and subsidiaries. We have also audited the accompanying combined statements of earnings, stockholder’s net investment and advances, and cash flows of ConAgra Agricultural Products (a division of ConAgra Foods, Inc.) (the “Predecessor”), for the thirty nine week period ended November 23, 2003 and year ended February 23, 2003. Our audits also included the financial statement schedules included in Item 15. These financial statements and the financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UAP Holding Corp. and subsidiaries as of February 27, 2005 and February 22, 2004, and the results of their operations and their cash flows for the year ended February 27, 2005 and the thirteen week period ended February 22, 2004, and the results of operations and cash flows for the thirty nine week period ended November 23, 2003 and year ended February 23, 2003 of the combined predecessor entity - ConAgra Agricultural Products Business, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Denver, CO

May 27, 2005

UAP HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	UAP Holding Corp.
	February 27, 2005	February 22, 2004
ASSETS
Current assets:
Cash and cash equivalents	$48,204	$172,647
Receivables, less allowance for doubtful accounts of $13,749 and $27,328	234,824	170,769
Inventories	697,134	641,009
Deferred income taxes	17,263	2,681
Vendor prepay	149,010	57,949
Other current assets	8,753	22,704

Total current assets	1,155,188	1,067,759
Property, plant and equipment	104,745	100,207
Less accumulated depreciation	(15,080)	(3,093)

Property, plant and equipment, net	89,665	97,114
Goodwill	34,645	43,465
Intangible assets, net	25,894	7,077
Deferred income taxes	6,967	18,293
Debt issue costs, net	20,259	23,668
Investment in unconsolidated affiliates	4,071	3,958
Other assets	653	2,629

Total assets	$1,337,342	$1,263,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$55	$—
Accounts payable	822,867	689,455
Other accrued liabilities	72,164	142,891
Income taxes payable	3,252	—
Deferred income taxes	108	9,117

Total current liabilities	898,446	841,463
Long-term debt	295,948	308,570
Series A redeemable preferred stock	—	34,620
Other non-current liabilities	2,871	2,439
Deferred income taxes	23,590	83
Commitments and contingencies (note 11)
Stockholders’ equity:
Common stock, $.001 par value, 90,000,000 shares authorized, 50,431,872 and 46,902,351 issued and outstanding, respectively	50	47
Management stock—rabbi trust	4,819	5,550
Additional paid-in capital	109,863	61,543
Retained (deficit) earnings	(1,535)	9,653
Accumulated other comprehensive income (loss)	3,290	(5)

Stockholders’ equity	116,487	76,788

Total liabilities and stockholders’ equity	$1,337,342	$1,263,963

The accompanying notes are an integral part of the financial statements.

UAP HOLDING CORP.

CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS

(dollars in thousands except earnings per share amounts)

	UAP Holding Corp.		Combined Predecessor Entity -ConAgra Agricultural Products Business
	Fiscal Year Ended February 27, 2005	Thirteen Weeks Ended February 22, 2004	Thirty-Nine Weeks Ended November 23, 2003	Fiscal Year Ended February 23, 2003
Net sales	$2,506,730	$227,778	$2,224,107	$2,526,765

Costs and expenses:

Cost of goods sold	2,173,399	170,730	1,938,010	2,166,594

Gross profit	333,331	57,048	286,097	360,171
Selling, general and administrative expenses	255,983	39,690	211,373	283,086

(Gain) loss on sale of assets	(1,110)	44	(9,764)	1,631

Royalties, service charges and other income and expenses	(26,652)	(8,200)	(11,082)	(22,003)

Corporate allocations: Selling, general and administrative expenses	—	—	8,983	10,766

Operating income	105,110	25,514	86,587	86,691
Third party interest expense	43,601	8,197	704	1,927

Finance Related and Other Charges	17,062	1,875	—	—

Corporate allocations: Finance charges	—	—	19,830	36,517

Income from continuing operations before income taxes	44,447	15,442	66,053	48,247

Income tax expense	15,635	5,789	25,068	18,787

Income from continuing operations	28,812	9,653	40,985	29,460

(Loss) from discontinued operations, net of tax	—	—	(4,708)	(4,221)

Net income	$28,812	$9,653	$36,277	$25,239

Earnings per share:
Basic	$0.60	$0.21
Diluted	$0.58	$0.21

Weighted average shares outstanding:
Basic	48,041,306	46,902,351
Diluted	49,734,144	46,902,351

The accompanying notes are an integral part of the financial statements.

UAP HOLDING CORP.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	UAP Holding Corp.		Combined Predecessor Entity - ConAgra Agricultural Products Business
	Fiscal Year Ended February 27, 2005	Thirteen Weeks Ended February 22, 2004	Thirty-Nine Weeks Ended November 23, 2003	Fiscal Year Ended February 23, 2003
Operations
Net income	$28,812	$9,653	$36,277	$25,239
Loss from discontinued operations	—	—	(4,708)	(4,221)

Income from continuing operations	28,812	9,653	40,985	29,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,553	3,103	9,845	14,447
Amortization of intangibles	1,749	377	1,540	2,259
Amortization of debt issuance costs	5,424	—	—	—
Accretion of discount on notes	8,878	1,080	—	—
Gain on sales of fixed assets	(1,110)	44	(9,764)	1,631
Other non-cash items	—	2,953	8,645	(2,739)
Deferred taxes	11,243	23,858	—	3,821
Change in operating assets and liabilities :
Receivables	(63,519)	316,325	(283,052)	5,191
Inventories	(54,612)	(144,933)	238,151	126,618
Other current assets	(76,975)	(85,095)	164,949	(149,051)
Accounts payable, accrued liabilities and noncurrent liabilities	126,252	290,277	(275,873)	(298,388)

Net cash from operations	(1,305)	417,642	(104,574)	(266,751)
Investing
Acquisition payment to ConAgra Foods, Inc.	(58,236)	(614,075)	—	—
Additions to property, plant and equipment	(14,934)	(6,970)	(8,350)	(6,417)
Proceeds from sales of assets	4,489	3,517	15,057	—
Investment in affiliates	(113)	(1,754)	(154)	882
Other investing activity	—	—	(41)	1,501

Net cash from investing	(68,794)	(619,282)	6,512	(4,034)
Financing
Checks not yet presented	—	(11,632)	11,632	—
Net borrowings of short-term debt	55	—	—	(4,464)
Debt issuance costs	(2,015)	—	—	—
Long-term debt issued, net of costs	—	459,164	—	—
Long-term debt redemption	(21,500)	(175,000)	—	—
Series A preferred stock issued	—	60,000	—	—
Series A preferred stock redemption	(34,620)	(25,380)	—	—
Proceeds from sales of common stock offering, net of costs	43,144	120,000	—	—
Proceeds from exercise of stock options	150	—	—	—
Common stock dividend	(40,000)	(52,860)	—	—
Net investment and advances	—	—	57,871	231,116

Net cash from financing	(54,786)	374,292	69,503	226,652

Net change in cash and equivalents	(124,885)	172,652	(28,559)	(44,133)
Net effect of exchange rates on cash and equivalents	442	(5)	—	—

Net change in cash and cash equivalents	(124,443)	172,647	(28,559)	(44,133)
Cash and cash equivalents at beginning of period	172,647	—	28,559	72,692

Cash and cash equivalents at end of period	$48,204	$172,647	$—	$28,559

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$31,837	$1,546
Cash paid during the year for income taxes	$18,670	$—

The accompanying notes are an integral part of the financial statements.

UAP HOLDING CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMBINED STOCKHOLDER’S NET INVESTMENT AND ADVANCES

(dollars in thousands)

				Combined Predecessor Entity - ConAgra Agricultural Products Business
				Investment and Advances/ (Distribution)	Foreign Currency Translation adjustment	Stockholder’s Net Investment and Advances
Balance at February 24, 2002				$294,649	$(157)	$294,492
Comprehensive income (loss):
Net Income				25,239	—	25,239
Foreign currency translation adjustment				—	(92)	(92)

Total comprehensive income				25,239	(92)	25,147
Net investment and advances				268,259	—	268,259

Balance at February 24, 2003				588,147	(249)	587,898
Comprehensive income (loss):
Net Income				36,277	—	36,277
Foreign currency translation adjustment				—	302	302

Total comprehensive income				36,277	302	36,579
Net investment and advances				27,522	—	27,522

Balance at November 23, 2003				$651,946	$53	$651,999

	UAP Holding Corp.
	Class A Common Stock	Additional Paid in Capital	Rabbi Trust	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Thirteen Weeks Ended February 22, 2004
Balance at November 23, 2003	$—	$—	$—	$—	$—	$—
Acquisition of common stock	47	114,403	—	—	—	114,450
Dividend to stockholders	—	(52,860)	—	—	—	(52,860)
Stock issued to management-Rabbi Trust	—	—	5,550	—	—	5,550
Comprehensive income (loss):
Net Income	—	—	—	9,653	—	9,653
Foreign currency translation adjustment	—	—	—	—	(5)	(5)

Balance at February 22, 2004	$47	$61,543	$5,550	$9,653	$(5)	$76,788

Fiscal Year Ended February 27, 2005
Balance at February 22, 2004	$47	$61,543	$5,550	$9,653	$(5)	$76,788
Stock issued to management-Rabbi Trust	—	—	885	—	—	885
Dividend to stockholders	—	—	—	(40,000)	—	(40,000)
Exercise of stock options	—	150	—	—	—	150
Stock and stock options income tax benefits	—	3,413	—	—	—	3,413
Common stock offering, net of offering expenses of $3,793	3	43,141	—	—	—	43,144
Rabbi Trust distribution	—	1,616	(1,616)	—	—	—
Comprehensive income (loss)
Net Income	—	—	—	28,812	—	28,812
Foreign currency translation adjustment	—	—	—	—	3,295	3,295

Balance at February 27, 2005	$50	$109,863	$4,819	$(1,535)	$3,290	$116,487

The accompanying notes are an integral part of the financial statements.

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS

Fiscal Year Ended February 27, 2005, Thirteen Weeks Ended February 22, 2004,

Thirty-Nine Weeks Ended November 23, 2003, and Fiscal Year Ended February 23, 2003

1.	Description of the Business and Summary of Significant Accounting Policies

Business. UAP Holding Corp. is the largest distributor of agricultural and non-crop inputs in the United States and Canada. We market a comprehensive line of products including chemicals, seeds and fertilizers to growers and regional dealers. We have approximately 330 general distribution centers and sales locations. We also have three formulation facilities where we blend products primarily for sale by our distribution facilities.

UAP Holding Corp. was initially formed by ConAgra Foods, Inc. (“ConAgra Foods”) through a series of acquisitions, beginning in May 1978 with the acquisition of a 49% interest in a group of companies engaged in the domestic distribution of agricultural chemicals. ConAgra Foods purchased the remaining 51% from several remaining stockholders in 1980. In 1983, UAP acquired AgChem, Inc., and in 1985 acquired Cropmate Company Inc. UAP expanded its business into Canada through the 1988 purchase of Pfizer Canada, and in 1991 acquired Donnell Agriculture. After a series of additional acquisitions, on November 24, 2003, ConAgra Foods sold UAP and its related businesses to us.

On November 24, 2003, Apollo Management, L.P (“Apollo”), us and ConAgra Foods consummated a transaction in which we acquired ConAgra Foods’ United States and Canadian Agricultural Products Businesses, excluding its wholesale fertilizer and other international crop distribution businesses, which we refer to as the “Acquisition.” The entities that were historically operated by ConAgra Foods as an integrated business, which includes businesses that were not acquired in the Acquisition, are referred to collectively as the “ConAgra Agricultural Products Business” or “Predecessor.” Those entities that were actually acquired in the Acquisition and are being operated by UAP Holding Corp. are referred to as the “Successor.”

On November 29, 2004, we consummated the initial public offering of our common stock, (the “Common Stock Offering”) which is traded under the symbol “UAPH” on the NASDAQ National Market.

Accounting principles generally accepted in the United States of America (“GAAP”) require our operating results prior to the Acquisition, the periods prior to November 23, 2003, to be reported as the results of the “Predecessor” in our financial statements. Our operating results subsequent to the Acquisition are presented as the results of the “Successor” and include the thirteen week period from November 24, 2003 through February 22, 2004, and the fifty-three week period ended February 27, 2005.

Principles of Consolidation. The consolidated financial statements include our accounts and the accounts of all our wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated. Investments in 50% or less owned affiliates over which we do not have the ability to exercise significant control are accounted for using the equity method. During fiscal years 2005, 2004 and 2003, we did not have any “less than 20% owned” investments in affiliates accounted for under the equity method.

Fiscal Year. Our fiscal year operates on a 52- or 53-week period ending on the last Sunday in February. Our fiscal years 2004 and 2003 contained 52 weeks while our fiscal year in 2005 contained 53 weeks. The additional week in 2005 fiscal year was included in the first quarter.

Seasonality. Our and our customers’ businesses are seasonal, based upon the planting, growing, and harvesting cycles. During fiscal 2005 and 2004, at least 75% of our net sales occurred during the first and second fiscal quarters of each year because of the condensed nature of the planting season. As a result of the seasonality of sales, we experience significant fluctuations in our revenues, income and net working capital levels. In addition, weather conditions can significantly vary quarterly results.

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Since our suppliers typically operate on a crop year, which is a different year than our fiscal year, our rebate agreements with our suppliers are estimated throughout the year and adjusted in our fourth fiscal quarter. These adjustments can impact our margin percentages by quarter. Also, our customers operate on a crop year and payments are cyclical throughout the year. Accordingly, our results of operations over any one-quarter are not necessarily indicative of the results to be expected over the full fiscal year.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates or assumptions affect reported amounts of assets, liabilities, revenue and expenses as reflected in the financial statements. Actual results could differ from those estimates and the differences could be material.

Cash and Cash Equivalents. We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Receivables and Allowance for Doubtful Accounts. Our receivables include receivables from customers, less allowances for doubtful accounts, vendor rebates receivable, and miscellaneous receivables. As of February 27, 2005, and February 22, 2004, the net receivables from customers were $192.5 million and $148.2 million, respectively, vendor rebates receivable were $23.2 and $14.7 million, respectively, and miscellaneous receivables were $19.2 million and $7.9 million, respectively. The $19.2 million miscellaneous receivables includes a $10.7 million federal and state income tax receivable.

Allowance for Doubtful Accounts. To establish our allowance for doubtful accounts each quarter, we evaluate the collectibility of specific accounts receivable based upon a variety of factors, including customer credit worthiness, past payment performance and collateral that we hold. We adjust the bad debt expense accordingly. We estimate uncollectible receivables based on the historical bad debt experience and establish a general reserve accrual as sales are made. The specific estimates are adjusted when we are aware of changes in a customer’s ability to meet their financial commitments. We also make changes when we have additional information or collateral from the customer that substantiates the basis for a change. Some customers may have insurance that is assigned to us in the event of crop disasters and there may also be government disaster payments.

While we have a large customer base that is geographically dispersed, a decrease in crop yields and/or commodity prices in the markets in which we operate may result in higher than expected uncollectible accounts, and therefore we may need to revise estimates for bad debts. To the extent that our historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, the allowance for doubtful accounts could differ significantly, resulting in either higher or lower future provisions (or credits) for doubtful accounts. At February 27, 2005, and February 22, 2004, the allowance for doubtful accounts totaled $13.7 and $27.3 million respectively.

Vendor Rebate Receivables. At the beginning of each crop year, we enter into agreements with many of our suppliers providing for vendor rebates on our sales or our purchases or upon the achievement of specified volume purchasing or sales levels. We accrue the receipt of vendor rebates as part of our cost of sales, primarily for chemical and seed products. As of February 27, 2005, the rebates receivable are for the current crop year, which began September 2004 until January 2005, depending on supplier. Rebates based on the amount of materials purchased are offset in cost of goods sold as inventory is depleted. Rebates that are based on the amount of sales volume are offset to cost of goods sold when earned and are based on our experience with the supplier and our anticipated sales volume of the products. After the vendor program year—generally near the end of the crop year—the vendor will review our sales and margin data and will give us a rebate to cover any margin percent shortfall. By the fiscal year end, we have received substantially all of the rebates due us for the prior crop year, and rebate income is adjusted accordingly.

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Inventories. Inventories consist primarily of chemicals, fertilizers and seed, and are carried at the lower of cost or market. We maintain a perpetual inventory system, which we reconcile to physical counts at each location periodically. Each fiscal quarter, we analyze our inventory by location against the last two years of sales data and review our inventory to determine which items are obsolete or slow moving. We may subsequently move the inventory to a different location or write it down in value based on an overall analysis of excess inventory. As of February 27, 2005, and February 22, 2004, we had $25.8 million and $22.8 million, respectively, of allowances against inventory.

The cost of inventory at distribution locations is carried either at average cost or first in, first out (FIFO). As of February 27, 2005, and February 22, 2004, approximately 23.7% and 2.32%, respectively, of inventory was reported on the average cost basis. Inventory produced through our formulation facilities is valued in accordance with the standard cost method of inventory valuation. Transfers between operating units are at cost.

Prepayments to Vendors. Prepayments to vendors consist of payments for inventory that has not yet been received. We are able to achieve discounts based on the ability to prepay for product and take it when needed. When the inventory is received, it is valued at the published purchase price net of the applicable discount.

Other Current Assets. Other current assets consist primarily of prepaid expenses.

Property and Equipment. Property and equipment are recorded at cost and depreciated using the straight-line method based on the following estimated useful lives of the assets:

Land improvements	15 – 40 years

Buildings	15 – 40 years

Machinery and equipment	5 – 10 years

Furniture, fixtures, office equipment and other	3 – 7 years

Maintenance and repair costs are charged to expense as incurred. Renewals and improvements that extend the useful lives of assets are capitalized. Gains or losses are recognized upon disposition. Depreciation of property and equipment totaled $12.6 million, $3.1 million and $9.8 million and $14.4 million in fiscal year 2005, the thirteen weeks ended February 22, 2004, the thirty-nine weeks ended November 23, 2003 and the fiscal year ended February 23, 2003, respectively.

Impairment of Long-Lived Assets Other than Goodwill. We recognize and measure obligations related to the retirement and impairment of tangible long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

We review long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Future events could cause us to conclude that impairment indicators exist and that those assets are impaired. Evaluating the impairment also requires us to estimate future operating results and cash flow and eventual disposition values. If different estimates were used, the amount and timing of the asset impairment could be affected. We have taken no impairments for fiscal 2005, fiscal 2004, or fiscal 2003.

We recognize an impairment if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). The impairment loss is the amount by which the carrying amount of the long-lived assets exceeds its fair value.

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Goodwill. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with the business acquisitions plus costs of acquisition. There is no amortization of goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” we assess the fair value of the net assets underlying all the acquisition related goodwill on a reporting unit basis. The approach to evaluate the recoverability of goodwill as outlined in SFAS No. 142 requires the use of valuation techniques utilizing estimates and assumptions about projected future operating results and other variables. We may be subject to earnings volatility if goodwill impairment occurs at a future date. At February 27, 2005, and February 22, 2004, goodwill totaled $34.6 million and $43.5 million, respectively, with no amortization. During the third quarter of fiscal 2005, we finalized the Acquisition purchase price allocation with the assistance of a third party valuation of certain intangible assets that had been categorized as goodwill.

Intangible Assets, Net. Our intangible assets consist of amortizing and non-amortizing intangible assets. We amortize the following assets based on their estimated useful lives:

EPA registrations	10 years
Customer relationships	10 years
Non-compete agreements	5 years
Other	5 years

Intangible assets consist primarily of assets acquired in the Acquisition, are recorded at their respective fair market values in accordance with SFAS No. 141, “Business Combinations,” and are generally amortized using the straight-line method.

Debt Issuance Costs. Our debt issuance costs net of amortization were $20.3 million, and $23.7 million for fiscal 2005 and 2004. Our debt issuance costs consisted of costs associated with United Agri Products’ revolving credit facility, United Agri Products’ 8 1/4% Senior Notes due 2011 (the “8 1/4% Senior Notes”), and our 10 3/4% Senior Discount Notes due 2012 (the “10 3/4% Senior Discount Notes”). Deferred financing costs are being amortized on a straight-line basis over the terms of the debt, which approximates the effective interest method, to which the costs relate and the related amortization is recorded to interest expense and other amortization expenses. Deferred financing costs were increased by $2.6 million due to the exchange offers with respect to the 8 1/4% Senior Notes and the 10 3/4% Senior Discount Notes and the renegotiation of the terms of United Agri Products’ revolving credit facility in connection with the Common Stock Offering. Deferred financing costs were expensed directly to finance related and other charges, in connection with a partial redemption of the 8 1/4% Senior Notes on December 29, 2004.

Accounts Payable. Accounts payable includes payables to our vendors for goods we have received. At the end of the crop season, some of our vendors generally agree to repurchase our inventory that is currently on hand and then allow us to repurchase such inventory under new terms. When customers give us advances, sometimes in exchange for a future discount, it is included in accounts payables.

Other Current Accrued Liabilities. Other accrued liabilities include liabilities for expenses incurred but not yet billed, insurance reserves and environmental reserves as set forth below. We may also provide additional discounts and cash payments to customers that meet certain target programs, which are accrued in this account.

•

Self-Insurance Reserves. We are self-insured for certain losses relating to workers’ compensation, automobile, general and product liability and crop claims. We maintain stop loss coverage to limit the exposure that could arise out of such claims. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon our estimates of the aggregate liability for uninsured claims

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

using loss development factors and actuarial assumptions followed in the insurance industry and our historical loss development experience. To the extent the projected future development of losses resulting from worker’s compensation, automobile, general and liability claims incurred as of February 27, 2005, differs from the actual development of such losses in future periods, our insurance reserves could differ significantly, resulting in either higher or lower future insurance expenses.

•	Environmental Reserves. Environmental costs, other than those of a capital nature, are accrued at the time the exposure becomes known and costs can reasonably be estimated. Costs are accrued based upon management’s estimates of all direct costs, after taking into account reimbursements by third parties. We do not accrue liabilities for unasserted claims that we do not reasonably believe are probable. To the extent the projected future development of losses resulting from environmental claims incurred as of February 27, 2005, differs from the actual development of such losses in future periods, our environmental reserve could differ significantly, resulting in either higher or lower future expense.

Other Noncurrent Accrued Liabilities.

•	Asset Retirement Obligations. SFAS No. 143. “Accounting for Asset Retirement Obligations,” requires us to record an asset and related liability for the costs associated with the retirement of long-lived tangible assets when a legal obligation to retire the asset exists. This includes obligations incurred as a result of the acquisition, construction, or normal operation of a long-lived asset. Asset retirement obligations are recorded at fair value at the time the liability is incurred. Accretion expense is recognized as an operating expense using the credit-adjusted risk-free interest rate in effect when the liability was recognized. The associated asset retirement obligations are capitalized as part of the carrying amount of the long-lived asset and depreciated over the estimated remaining useful life of the asset, generally for periods ranging from 5 to 40 years.

Fair Values of Financial Instruments. Unless otherwise specified, we believe the carrying amount of financial instruments approximate their fair value.

Revenue Recognition. Sales revenue is recognized when title and risk of loss are transferred to customers upon delivery based on terms of sale. Sales revenue is recognized as the net amount to be received after deducting estimated amounts for discounts, trade allowances and product returns. Other income items of service fee income and royalty income are recognized when earned and received.

Concentration of Credit Risk. The majority of our sales are credit sales, which are made primarily to customers whose ability to pay is dependent, in part, upon the weather conditions and general economic conditions in the areas in which they operate. Concentration of credit risk with respect to trade accounts receivable is limited by the large number of customers comprising our customer base and the geographic regions in which they operate. We perform ongoing credit evaluations of our customers and in certain situations obtain collateral sufficient to protect our credit position.

Shipping and Handling Fees and Costs. We include shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are capitalized to inventories and relieved through cost of sales as inventories are sold. Shipping and handling costs associated with outbound freight are included within distribution and delivery expense as part of cost of goods sold.

Income Taxes. We recognize deferred tax assets and liabilities based on the differences between the financial statement and tax bases of assets and liabilities at each balance sheet date using enacted tax rates expected to be in effect in the year the differences are expected to reverse. Prior to the Acquisition, income taxes

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

were paid by ConAgra Foods on a consolidated basis because United Agri Products was included in the consolidated tax returns of Con Agra Foods. The provision for income taxes was computed on a separate legal entity basis.

Stock Split. On November 17, 2004, our board of directors approved a stock split of approximately 39.085-for-1 of our common stock in connection with our Common Stock Offering. All share, per share and conversion amounts related to common stock and stock options included in the accompanying consolidated financial statements and footnotes have been restated to reflect the stock split for all periods presented.

Earnings Per Share. Earnings per share are based on the weighted average number of shares of common stock outstanding during the period. For the fiscal year ended February 27, 2005, and the thirteen weeks ended February 22, 2004, the weighted average number of shares outstanding for the basic earnings per share calculation was 48,041,306 and 46,902,351, respectively, and for the diluted earnings per share calculation was 49,734,144 and 46,902,351, respectively.

Fiscal Year Ended February 27, 2005
(in thousands, except per share data)
Net income	$28,812

Weighted average shares of common stock outstanding used in computing basic earning per share	48,041

Net effect of dilutive stock options	1,693

Weighted average shares of common stock used in computing diluted earnings per share	49,734

Basic earnings per share	$0.60
Diluted earnings per share	$0.58

Dividends. On October 4, 2004, we paid a special dividend of $40.0 million to holders of record of our common stock as of October 4, 2004. As of such date, we had sufficient retained earnings to pay such dividend. We paid a special dividend of $52.9 million to holders of record of our common shares on January 16, 2004, as a return of capital.

Stock Based Compensation—Successor Stock Plan. We account for employee stock option plans in accordance with Accounting Principles Board Opinion No 25, “Accounting for Stock Issued to Employees.” Accordingly, no stock based compensation expense is reflected in net income, as options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of the grant.

If we followed SFAS No. 123R in fiscal 2005, our net income would have been $0.5 million lower, which would have included compensation expense of $0.8 million and a tax impact of $0.3 million. The impact of SFAS No. 123R on our fiscal 2004 compensation expense would have been de minimis.

Deferred Compensation—Rabbi Trust. We account for deferred compensation arrangements placed in a “rabbi trust” in accordance with EITF 97-14: “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.”

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Stock Based Compensation—Deferred Compensation Plan.

	UAP Holding Corp.		Combined Predecessor Entity - ConAgra Agricultural Products Business
Stock-Based Compensation	Fiscal Year Ended February 27, 2005	Thirteen Weeks Ended February 22, 2004	Thirty-Nine Weeks Ended November 23, 2003	Fiscal Year Ended February 23, 2003
	(dollars in thousands, except per share amounts)
Net income as reported	$28,812	$9,653	$36,277	$25,239
Less: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(513)	(35)	—	—

Pro forma net income	$28,299	$9,618	$36,277	$25,239

Basic earnings per share:
As reported	$0.60	$0.21
Pro forma	$0.59	$0.21
Diluted earnings per share:
As reported	$0.58	$0.21
Pro forma	$0.57	$0.21

Reclassifications. Certain prior year amounts in the consolidated financial statements have been reclassified to conform to current year presentation. These reclassifications had no net impact on previously reported results of operations. We reclassed royalties, service charges, other income and expenses and finance related and other charges which were previously included in other income and selling, general and administrative expenses.

Recently Issued Accounting Pronouncements.

•	In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs.” This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No.151 are effective for inventory costs incurred in fiscal years beginning after June 15, 2005. As such, we are required to adopt these provisions at the beginning of fiscal 2007. We are currently evaluating the impact of SFAS No.151 on our consolidated financial statements.

•	In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS No.123R is effective for all interim periods beginning after March 1, 2006, and, thus, will be effective for us beginning with the first quarter of fiscal 2007. Early adoption is encouraged and retroactive application of the provisions of SFAS No.123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. We are currently evaluating the impact of SFAS No.123R on our financial statements.

•

In March 2005, the FASB issued Interpretation 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The provisions of Interpretation 47

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

are effective no later than fiscal years ending after December 15, 2005. We are evaluating the impact of this interpretation on our financial statements.

2.	Royalties, Service Charges and Other Income and Expenses

The table below details fiscal year ended February 27, 2005, the thirteen weeks ended February 22, 2004, the thirty-nine weeks ended November 23, 2003, and fiscal year ended February 23, 2003:

	UAP Holding Corp.		Combined Predecessor Entity - ConAgra Agricultural Products Business
	Fiscal Year Ended February 27, 2005	Thirteen Weeks Ended February 22, 2004	Thirty-Nine Weeks Ended November 23, 2003	Fiscal Year Ended February 23, 2003
		(dollars in thousands)
Royalties, service charges and other income and expenses
(Gain)/loss on sale of leased assets	$(1,416)	$(464)	$(758)	$(138)
Royalty income	(8,751)	(117)	(1,040)	(947)
Service charge income	(10,114)	(3,204)	(7,621)	(14,023)
Currency translation	(389)	(116)	(2,402)	(668)
Earnings of unconsolidated affiliates	(1,534)	(2,657)	2,857	(1,176)
Miscellaneous expense (income)	(4,448)	(1,642)	(2,118)	(5,051)

Total	$(26,652)	$(8,200)	$(11,082)	$(22,003)

3.	Finance related and other charges

Finance related and other charges are composed of costs and fees related to the Acquisition, the Common Stock Offering, and related financing activities. These charges relate to obtaining funding or the termination of funding or other financial transaction agreements.

	UAP Holding Corp.		Combined Predecessor Entity - ConAgra Agricultural Products Business
	Fiscal Year Ended February 27, 2005	Thirteen Weeks Ended February 22, 2004	Thirty-Nine Weeks Ended November 23, 2003	Fiscal Year Ended February 23, 2003
	(dollars in thousands)
Finance related and other charges:
Non-accountable charges paid to ConAgra relating to the Acquisition	$5,625	$1,875	—	—

Abandonment of IDS offering	6,147	—	—	—
Costs relating to secondary stock of our Common Stock offering	2,667	—	—	—

Premium payable with respect to notes	1,774	—	—	—

Write-off of debt issuance costs on note redemption	849	—	—	—

Total	$17,062	$1,875	—	—

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

4.	Inventories

Inventories are comprised of the following:

	February 27, 2005	February 22, 2004
	(dollars in thousands)
Product inventories:
Raw materials and work in process	$12,827	$14,923
Finished goods	684,307	626,086

Total	$697,134	$641,009

5.	Property, Plant and Equipment

Property, plant and equipment are comprised of the following:

	February 27, 2005	February 22, 2004
	(dollars in thousands)
Property, Plant and Equipment:
Land	$13,289	$13,155
Buildings, machinery and equipment	73,222	70,701
Furniture, fixtures, office equipment and other	15,884	3,622
Construction in progress	2,350	12,729

Total	104,745	100,207
Less: accumulated depreciation	(15,080)	(3,093)

Net	$89,665	$97,114

6.	Costs Associated with Exit or Disposal Activities, and Asset Retirement Obligations

We consolidated two regional sales offices and two formulating plants during fiscal 2005.

The following is a summary of the expenses associated with our closure activities in 2005:

Fiscal Year Ended February 27, 2005
(dollars in thousands)
Expenses related to closure activities:
Severance expenses	$480
Professional and other expenses	423

Total	$903

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The liability balance included in “other current liabilities” related to our closure activities in fiscal 2005 is:

February 27, 2005
(dollars in thousands)
Liability balance related to closure activities:
Beginning balance	$—
Provision	(903)
Severance	179

Total	$(724)

We also had Asset Retirement Obligations related to the company adopting SFAS No. 143, “Accounting for Asset Retirement Obligations.” We recognized the fair value of a liability, the associated capitalized asset retirement costs and accretion prior to our common stock public offering.

	UAP Holding Corp.		Combined Predecessor Entity - ConAgra Agricultural Products Business
	Fiscal Year Ended February 27, 2005	Thirteen Weeks Ended February 22, 2004	Thirty-Nine Weeks Ended November 23, 2003	Fiscal Year Ended February 23, 2003
	(dollars in thousands)
Asset Retirement Obligations:
Beginning balance	$2,343	$—	$—	$—
Obligations incurred	—	2,314	—	—
Obligations settled	(74)	—	—	—
Accretion expense	115	29	—	—
Cash flow revision	27	—	—	—

Ending Balance	$2,411	$2,343	$—	$—

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

7.	Other Identifiable Intangible Assets

Goodwill and Intangibles and related deferred taxes were revalued within 12 months of the date of the Acquisition and adjusted. Goodwill was $34.6 million at February 27, 2005, and $43.5 million at February 22, 2004. Other identifiable intangible assets are as follows:

	February 27, 2005			February 22, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(dollars in thousands)
Intangible Assets:
Amortizing intangible assets
EPA registrations	$5,450	$(681)	$4,769	$—	$—	$—
Customer relationships	3,150	(394)	2,756	—	—	—
Non-compete agreements	459	(459)	—	—	—	—
Other	2,350	(588)	1,762	7,450	(373)	7,077

Total	$11,409	$(2,122)	$9,287	$7,450	$(373)	$7,077

Non-amortizing intangible assets
Trademarks	14,000	—	14,000	—	—	—
Other	2,607	—	2,607	—	—	—

Total	$16,607	$—	$16,607	$—	$—	$—

Total	$28,016	$(2,122)	$25,894	$7,450	$(373)	$7,077

The amortization period is 10 years for acquired customer relationships and EPA registrations and 5 years for other. During fiscal year 2005, we wrote off the value attributed to the non-compete agreement. The weighted average period for the amortizing intangible assets on a combined basis is 8.2 years.

The aggregate amortization expense for the fiscal year ended February 27, 2005, was $1.7 million and $0.4 million for the thirteen weeks ended February 22, 2004. We estimate that our total annual amortization expense for each of the next five fiscal years will be $1.3 million.

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

8.	Income Taxes

We had a tax loss of $37.7 million for the period beginning on the date of the Acquisition, through February 22, 2004, resulting in a net operating loss, which is fully utilized in the fiscal year ended February 27, 2005. We have a $0.4 million long term deferred tax asset for a foreign tax credit. This tax credit expires in ten years. We expect to utilize this tax credit by the end of fiscal year 2007.

The following table summarizes our income tax provision for the year ended February 27, 2005, the thirteen weeks ended February 22, 2004, the thirty-nine weeks ended November 23, 2003, and the year ended February 23, 2003:

	UAP Holding Corp.		Combined Predecessor Entity - ConAgra Agricultural Products Business
	Fiscal Year Ended February 27, 2005	Thirteen Weeks Ended February 22, 2004	Thirty-Nine Weeks Ended November 23, 2003	Fiscal Year Ended February 23, 2003
	(dollars in thousands)
Income tax provision (benefit):
Current:
U.S. federal	$9,456	$(15,784)	$23,119	$12,574
U.S. state	1,578	(1,804)	1,949	1,515
Outside United States	3,111	(482)	—	877

Total Current	14,145	(18,070)	25,068	14,966
Deferred:
U.S. federal	1,806	21,975	—	3,519
U.S. state	286	1,884	—	302
Outside United States	(602)	—	—	—

Total Deferred	1,490	23,859	—	3,821

Total	$15,635	$5,789	$25,068	$18,787

	UAP Holding Corp.		Combined Predecessor Entity - ConAgra Agricultural Products Business
	Fiscal Year Ended February 27, 2005	Thirteen Weeks Ended February 22, 2004	Thirty-Nine Weeks Ended November 23, 2003	Fiscal Year Ended February 23, 2003
	(dollars in thousands)
Factors causing income taxes to differ from U.S. federal statutory rate:
U.S. federal statutory rate	$15,555	$5,405	$23,119	$16,885
Dividends on shares of stock held in a rabbi trust	(1,601)	—	—	—
State income taxes	1,864	618	1,717	1,255
Foreign credits	(580)	—	—	—
Non-deductible offering expense	933	—	—	—
Other	(536)	(234)	232	647

Total	$15,635	$5,789	$25,068	$18,787

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

	UAP Holding Corp.
	February 27, 2005	February 22, 2004
	(dollars in thousands)
Deferred income tax balances related to:
Allowances	$2,687	$—
Inventory	8,996	2,011
Accrued expenses	4,977	—
Pension and other post retirement benefits	603	470
Other	—	200

Total current deferred tax assets	17,263	2,681

High yield bond interest	3,490	—
Accrued expenses	957	—
Depreciation and amortization	236	—
Foreign tax credit carryover	371	—
Rabbi trust	1,913	—
Net operating loss carryover	—	18,293

Total long-term deferred tax assets	6,967	18,293

Total deferred tax assets	24,230	20,974

Allowances	—	(7,092)
Accrued expenses	—	(2,025)
Other	(108)	—

Total current deferred tax liabilities	(108)	(9,117)

Depreciation and amortization	(2,111)	(83)
Basis difference—acquired assets	(21,479)	—

Total long-term deferred tax liabilities	(23,590)	(83)

Total deferred tax liabilities	(23,698)	(9,200)

Net deferred tax assets	$532	$11,774

9.	Related Party Transactions

Prior to the Acquisition, ConAgra Foods’ executive, finance, tax and other corporate departments performed certain administrative and other services for the Company. Expenses incurred by ConAgra Foods and allocated to us were determined based on specific services being provided or were allocated based on ConAgra Foods’ investment in us in proportion to ConAgra Foods’ total investment in its subsidiaries. In addition, ConAgra Foods charged us finance charges on ConAgra Foods’ investment in us and net intercompany advances. Management believes that such expense allocations were reasonable. It is not practical to estimate the expenses that would have been incurred by us if we had operated on a stand-alone basis.

As part of the Acquisition, we paid ConAgra Foods a non-accountable charge of $7.5 million. For the year ended February 27, 2005, and the thirteen-week period ended February 22, 2004, expenses of $5.6 million and $1.9 million, respectively, were recognized. The non-accountable charges are included in finance related and other charges. Additionally, ConAgra Foods provided certain information technology and other administrative services on a fee for usage basis of $2.8 million for services performed during the transition. This transition services agreement expired on November 24, 2004, in accordance with its terms.

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

United Agri Products was party to a management consulting agreement dated as of November 21, 2003, with funds affiliated with Apollo Management V. LP. (the “Management Agreement”). Under the terms of the Management Agreement, United Agri Products retained Apollo to provide certain management consulting and financial advisory services, for which United Agri Products paid Apollo an annual management fee of $1.0 million in quarterly payments of $250,000. In particular, the Management Agreement required Apollo to advise United Agri Products concerning matters relating to proposed financial transactions, acquisitions and other senior management matters related to the business, administration and policies of United Agri Products and its affiliates. In addition, as consideration for arranging the Acquisition and the preparation of a registration statement with respect to an exchange offer for United Agri Products’ 8 1/4% Senior Notes due 2011, United Agri Products paid Apollo a fee of $5.0 million in January 2004, which was capitalized as part of the Acquisition. Upon consummation of the Common Stock Offering, United Agri Products also paid Apollo a transaction fee of $3.5 million. The Management Agreement had, by its terms, an initial term of seven years, which commenced on November 21, 2003. Concurrently with the closing of the Common Stock Offering and payment of the aforementioned transaction fee and all other amounts payable to Apollo under the Management Agreement, the Management Agreement was terminated in its entirety.

As of February 22, 2004, Apollo owned approximately 95% of our outstanding common stock. At February 27, 2005, Apollo owned approximately 34% of our outstanding common stock.

10.	Debt

Total long-term debt as of February 27, 2005, and February 22, 2004, consisted of the following

	February 27, 2005	February 22, 2004
	(dollars in thousands)
Total debt:
Revolving credit facility	$55	$—
8 1/4% Senior Notes	203,500	225,000
10 3/4% Senior Discount Notes	92,448	83,570

Total	296,003	308,570

less: current portion
Revolving credit facility	55	—

Total long term	$295,948	$308,570

Our $500.0 million asset based revolving credit facility has a five-year term and will mature in 2008. At February 27, 2005, there was $294.2 million of borrowing availability under the revolving credit facility and United Agri Products had additional borrowing capacity there under of $268.3 million (after giving effect to $25.8 million of letters of credit under the sub-facility).

The revolving credit facility also contains the following financial covenants:

•	If and for so long as aggregate borrowing availability is less than $40.0 million, UAP Holding Corp. and its subsidiaries will be required to have EBITDA of at least $70.0 million, measured as of the last day of each month for the trailing twelve-month period then ended.

•	If and for so long as aggregate borrowing availability is less than $40.0 million, UAP Holding Corp. and its subsidiaries will be required to maintain a fixed charge coverage ratio of not less than 1.1 to 1.0, measured as of the last day of each month for the trailing twelve-month period then ended.

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The 8 1/4% Senior Notes were issued on December 16, 2003 and are due December 15, 2011. The proceeds from such offering were used to repay the entire principal amount, plus accrued interest, incurred in connection with a $175.0 million unsecured senior bridge loan facility. United Agri Products, Inc. entered into the senior bridge loan facility on November 24, 2003, and used borrowings thereunder to fund, in part, the Acquisition. On December 29, 2004, $21.5 million of the 8 1/4% Senior Notes were redeemed with proceeds from the Common Stock Offering. In addition, United Agri Products, Inc. may redeem some or all of the remaining 8 1/4% Senior Notes at a redemption price that may include a redemption premium and a make-whole premium.

UAP Holding Corp. issued $125.0 million aggregate principal amount at maturity of 10 3/4% Senior Discount Notes on January 26, 2004 that are due July 15, 2012. The 10 3/4% Senior Discount Notes were issued at a price of 65.992% of the principal amount thereof, resulting in gross proceeds to UAP Holding Corp. of approximately $82.5 million. The original issue discount accretes to par value in 2008. At such time interest will accrue at 10 3/4% per annum and will be payable in cash semi-annually in arrears commencing on July 15, 2008. As of February 27, 2005, the accreted value was $92.4 million. In addition, we may redeem some or all of the 10 3/4% Senior Discount Notes at any time after January 15, 2008, at a redemption price that may include a redemption premium.

Our debt agreements, including the revolving credit facility and the indentures governing the 8 1/4% Senior Notes and 10 3/4% Senior Discount Notes, contain certain customary representations, warranties and affirmative covenants. In addition, the debt agreements contain customary negative covenants restricting UAP Holding Corp.’s ability and the ability of its subsidiaries to, among other things:

•	incur additional indebtedness;

•	pay dividends or make other distributions;

•	make certain investments;

•	incur liens;

•	sell all or substantially all of UAP Holding Corp.’s assets or merge with or into other companies.

As of February 27, 2005, approximately $27.4 million of permitted distributions were available under our restricted payment covenant in our indenture governing the 10 3/4% Senior Discount Notes.

Maturities of debt for each of the five years subsequent to February 27, 2005, are as follows:

Fiscal Year Ending	(dollars in thousands)
2006	$55
2007	0
2008	0
2009	0
2010	0
Thereafter	328,500

Total	$328,555

Based on current market rates primarily provided by outside investment bankers, the fair value of the 8 1/4% Senior Notes and the 10 3/4% Senior Discount Notes at February 27, 2005, was estimated at $323.5 million.

11.	Commitments and Contingencies

We lease certain facilities and transportation equipment under agreements that expire at various dates. We expect that, in the normal course of our business, leases that expire will, where necessary, be renewed or replaced by other leases. Substantially all leases require the payment of property taxes, insurance and maintenance costs in

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

addition to rental payments. Rent expense under all operating leases was $39.1 million in fiscal 2005, $8.9 million and $32.1 million in the thirteen weeks ended February 22, 2004, and thirty-nine weeks ended November 23, 2003 respectively, and $42.2 million in fiscal 2003.

A summary of non-cancelable operating lease commitments for fiscal years following February 27, 2005, is as follows:

Fiscal Year	(dollars in thousands)
2006	$8,751
2007	7,071
2008	2,931
2009	1,863
2010	1,006
2011 and beyond	2,908

Total	$24,530

We had letters of credit outstanding at February 27, 2005, of $26.0 million.

We are a party to a number of lawsuits and claims arising out of the operation of our businesses. Our management believes the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations or liquidity.

In some cases, third parties (including government reimbursement funds and insurers) may contribute to the costs of cleanup at certain sites. ConAgra has agreed to provide us with a partial reimbursement of costs that we may incur in the future relating to any cleanup requirements arising out of pre-closing environmental conditions at our Greenville, Mississippi facility. On October 14, 2002, December 23, 2002, and December 31, 2002, three separate lawsuits were filed in the Circuit Court of Washington County, Mississippi against our subsidiary, Platte Chemical Company (“Platte”), and certain former employees of Platte, relating to alleged releases from Platte’s Greenville, Mississippi facility. The plaintiffs in such suits are seeking compensation for alleged personal injury and property damage. In connection with the Acquisition, ConAgra agreed to partially reimburse us, subject to a cap, for fees and expenses we incur in connection with such lawsuits. Subsequent to November 23, 2003, another lawsuit not covered by the ConAgra cost sharing agreement was filed in the Circuit Court of Washington County, Mississippi against us and Apollo Management, L.P. (“Apollo”), which lawsuit relates to the same alleged releases from the Greenville, Mississippi facility. In January 2004, the plaintiffs requested permission from the court to amend their first three complaints to include United Agri Products, UAP Holding Corp., Apollo and various other Apollo entities as defendants. While discovery in the Greenville litigations is not yet complete, based on information available to us at this time we do not believe that such litigations, if adversely determined, would have a material adverse effect on our business, financial condition, results of operations or liquidity.

12.	Employee Benefit Plans

Management Incentive Program. We have a management incentive plan for key officers and employees, based on growth, profitability, individual performance of each operating center and key performance metrics. Amounts charged to expense totaled $24.7 million in fiscal 2005, $2.8 million and $21.5 million in the thirteen weeks ended February 22, 2004 and the thirty-nine weeks ended November 23, 2004, respectively

On November 17, 2004, our board of directors approved the 2004 Long-Term Incentive Plan. As of February 27, 2005, no awards had been granted under the 2004 Long-Term Incentive Plan.

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Predecessor Retirement Pension Plans. The Predecessor had defined benefit retirement plans for eligible salaried and hourly employees. Benefits were based on years of credited service and average compensation or stated amounts for each year of service. The Predecessor funded these plans in accordance with the minimum and maximum limits established by law. Employees of the company also participate in defined benefit and defined contribution plans sponsored by ConAgra Foods.

Successor Retirement Plans.

Retirement Program for Canadian Employees

United Agri Products Canada, Inc., (UAP Canada) one of our subsidiaries, currently has two retirement plans for employees of UAP Canada. They are eligible to participate in these plans after completing one year of service. One plan is an optional RRSP/DPSD Defined Contribution plan. UAP Canada will match 50% of an employee’s first 6% of contributions to the plan.

The second plan is a Defined Benefit plan. UAP Canada is responsible for funding this plan and is currently contributing at a rate of 5.95% of payroll. Benefits are based on years of credited service and average compensation in the last 5 years of service. We assumed the plan assets and obligations of the UAP Canadian Pension Plan as reported under the Predecessor. Components of the Canadian Pension Plan are reported below.

The change in pension benefit costs is as follows:

	UAP Holding Corp.		Combined Predecessor Entity - ConAgra Agricultural Products Business
	Fiscal Year Ended February 27, 2005	Thirteen Weeks Ended February 22, 2004	Thirty-Nine Weeks Ended November 23, 2003	Fiscal Year Ended February 23, 2003
	(dollars in thousands)
Pension benefit costs
Service cost for benefits earned during the year	$426	$55	$165	$217
Interest cost on benefit obligations	202	42	126	140
Assumed return on plan assets	(187)	(41)	(124)	(159)
Recognized net actuarial loss	—	16	49	21

Pension benefit cost—company plans	441	72	216	219
Pension benefit cost—multi employer plans	—	—	7,052	7,048

Total pension benefit cost	$441	$72	$7,268	$7,267

Actuarial assumptions
Discount rate	6.00%	6.50%	6.50%	7.25%
Assumed long-term rate of return on plan assets	6.50%	7.75%	7.75%	7.75%
Annual long-term rate of compensation increase	4.50%	5.50%	5.50%	5.50%

The expected return on assets represents management’s best estimate of the long-term rate of return on plan assets applied to the fair value of plan assets. The Company establishes its estimate of the expected rate of return on plan assets based on the fund’s target asset allocation and estimated rates of return for each asset class. Estimated rates of return are based on expected returns from fixed income securities which take into account bond yields. An equity risk premium is then applied to estimate equity returns. Differences between expected and actual return are included in actuarial gains and losses.

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The change in projected benefit obligations, the change in plan assets and the funded status of the plans at February 27, 2005, and February 22, 2004, is as as follows:

	Fiscal Year Ended February 27, 2005	Fifty-Two Weeks Ended February 22, 2004
	(dollars in thousands)
Obligations and funded status
Change in projected benefit obligations:
Projected benefit obligation at beginning of year	$2,700	$2,419
Exchange rate adjustment	888	288
Service cost	372	220
Interest cost	202	168
Actuarial (gain) loss	198	(338)
Benefits paid	(164)	(57)

Benefit obligation at end of year	4,196	2,700

Change in plan assets
Fair value of plan assets at beginning of year	2,073	1,858
Exchange rate adjustment	736	288
Actual return on plan assets	124	(339)
Employer contribution	310	323
Benefits paid	(164)	(57)
Expenses paid	(101)	—

Plan assets at end of year	2,978	2,073

Funded status	(1,218)	(627)
Unrecognized actuarial loss	329	1,281

Net pension liability (asset)	$(889)	$654

Actuarial assumptions
Discount rate	5.75%	6.50%
Long-term rate of compensation increase	4.50%	4.50%

Plan assets are primarily invested in equity securities, corporate and government debt securities and common trust funds. Plan assets are invested as below:

Plan Assets by Asset Category	Target Allocation	Actual Allocation
		Fiscal Year Ending February 27, 2005	Fiscal Year Ending February 22, 2004
Canadian equity securities	33%	32%	43%
International equity securities	25%	25%	21%
Debt securities	37%	36%	33%
Other	5%	7%	3%

Total	100%	100%	100%

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Expected cash flows are as follows:

Expected Cash Flows	Year	Amount
		(dollars in thousands)
Expected employer contributions for fiscal year ending February	2006	$336

Expected benefit payments for fiscal year ending February	2006	$84
	2007	$89
	2008	$96
	2009	$107
	2010	$124
	Next 5 years	$1,142

Retirement Program For Domestic Employees. We maintain the United Agri Products, Inc. Retirement Income Savings Plan. Participants who meet certain eligibility requirements may make contributions and receive company matching and discretionary contributions under this plan. We match 66.66% of the amount participants elect to contribute to the plan up to 6% of their pay. We have the following contribution obligations as part of the plan:

•	Annual Retirement and Performance Discretionary Contribution that is allocated among all eligible participants as provided under the terms of the plan.

•	Transition Contribution that is allocated annually through 2008 to those eligible participants who were age 50 or greater and had 10 or more years of service upon the Company’s divestiture from ConAgra Foods.

Amounts charged to expense for this plan total $8.1 million for fiscal 2005, and $10.5 million for the combined thirteen weeks ended February 22, 2004, and thirty-nine weeks ended November 23, 2003.

There is no Defined Benefit pension plan for domestic employees.

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

13.	Stock Plans

Predecessor Stock Plans

Prior to the Acquisition, certain of our employees participated in ConAgra Foods’ stock option plans. These stock option plans provided for the granting of options to employees for the purchase of shares of ConAgra Foods’ common stock at a price equal to the fair market value of the stock at the time of grant of the option. Upon consummation of the Acquisition, all vested options were exercisable for 90 days after the date of the Acquisition, at which time all unexercised options were canceled.

	Fiscal Year Ended February 23, 2003		Thirty-Nine Weeks Ended November 23, 2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Beginning of period	1,094.9	$24.01	941.3	$24.40
Granted	63.5	$25.90	—	$—
Exercised	(95.0)	$19.38	(68.0)	$17.84
Canceled	(122.1)	$25.56	(424.7)	$24.36

End of period	941.3	$24.40	448.6	$24.96

Exercisable at end of period	686.5	$25.13	445.5	$24.98

Successor Stock Plans

Certain of our employees participate in our 2003 Stock Option Plan. This plan provides for the granting of options to our employees, directors and consultants for the purchase of shares of our common stock. The exercise price, term and other terms and conditions of the option are determined by our board of directors (or its compensation committee) at the time of grant of the option. Options granted under the plan become exercisable under various vesting schedules and generally expire eight years after the grant date. As of February 27, 2005, all options granted under the plan were granted at fair market value at date of the grant and have an exercise price of approximately $2.56 per share.

As of February 22, 2004, 2,904,025 options had been granted under the 2003 Stock Option Plan. Options that have been granted under the 2003 Stock Option Plan consist of three tranches, A, B, and C, each with different vesting requirements. None of those options had vested as of February 22, 2004, and 379,140 shares remained available for award grant purposes under the plan. As of February 27, 2005, and February 22, 2004, the aggregate number of Tranche A, B, and C options granted under the 2003 Stock Option Plan was 3,066,400 and 2,904,025, respectively. The Tranche B options and Tranche C options became fully vested in connection with the consummation of the Common Stock Offering. As of February 27, 2005, there were 2,237,865 options vested, which included 193,599 Tranche A options, 1,022,133 Tranche B options, and 1,022,133 Tranche C options, and 828,535 Tranche A options had not vested. As of February 27, 2005, there were 216,765 shares available for award grant purposes under the plan.

As of February 27, 2005, non-executive members on our board of directors had been granted options to purchase 351,762 shares of our common stock under our 2004 Non-Executive Director Stock Option Plan, all of which vested immediately, and 58,627 of which have been exercised. As of February 27, 2005, 293,135 options were vested and 234,517 shares of common stock remained available for award grant purposes under this plan.

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The changes in the outstanding stock options under the 2003 Plan and the 2004 Non-Executive Director Stock Option Plan during the year ended February 27, 2005, and the thirteen weeks ended February 22, 2004, are summarized below:

Stock options	Shares subject to option	Weighted- average Exercise price per share
Beginning balance November 23, 2003	—	$—
Granted	2,904,025	$2.56
Exercised	—	$—

Balance at February 22, 2004	2,904,025	$2.56

Vested at February 22, 2004	—

Balance at February 22, 2004	2,904,025	$2.56
Granted	514,137	$2.56
Exercised	(58,627)	$2.56

Balance at February 27, 2005	3,359,535	$2.56

Vested at February 27, 2005	2,531,000	$2.56

The following table sets forth information about the fair value of each option grant on the date of grant using the Black-Scholes option pricing model and the weighted-average assumptions used for such grants for the 53 weeks ended February 27, 2005, and the 13 weeks ended February 22, 2004.

Fiscal Year	2005	2004
Date of Grant	4/2004	11/2003
Expected Volatility	0.00%	0.00%
Expected life (years)	5.00	5.00
Risk-free interest rate	3.39%	3.28%
Dividend yield	0.00%	0.00%
Weighted average fair value of options for UAP stock	$0.39	$0.38

Our stockholders approved a Long-Term Incentive Plan (the “2004 Plan”) on November 17, 2004. Subject to the applicable share limits of the 2004 Plan, the shares available for award grant purposes under the 2004 Plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, restricted stock, stock bonuses, and other forms of awards granted or denominated in UAP Holding Corp.’s common stock or units representing common stock. No shares had been granted under the 2004 Plan as of February 27, 2005.

We maintain two deferred compensation plans for the benefit of certain members of management, the 2003 Deferred Compensation Plan (the “2003 DCP”), which was adopted in connection with the Acquisition and the 2004 Deferred Compensation Plan (the “2004 DCP”), which was adopted on April 2, 2004. The 2003 DCP provides for the crediting of deferred shares for each executive who entered into a retention agreement at the time of the Acquisition. The 2004 DCP provides for the crediting of deferred shares for each member of management who waived the right to receive a cash bonus for the 2004 fiscal year. Each deferred share represents the right to receive one share of common stock on the applicable payment date, subject to adjustment in the event of a stock split or similar event affecting UAP Holding Corp.’s common stock. Deferred shares become payable upon a termination of the executive’s employment, certain changes in control of UAP Holding Corp. and certain

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

offerings of UAP Holding Corp.’s common stock (based upon certain piggyback rights contained in the Management Incentive Agreement). The plans prohibit the assignment of the deferred shares except upon an executive’s death. The company established a trust (the “Rabbi Trust”) to hold the assets of the 2003 DCP and the 2004 DCP. The assets of the Rabbi Trust are subject to the claims of the company’s creditors in the event of the company’s insolvency. All participants in either plan executed a lock-up agreement, pursuant to which they agreed not to engage in any transaction involving the company’s securities prior to the date which is six months after the close of the Common Stock Offering.

14.	Business Segment and Related Information

We operate in one segment. Net sales and long-lived assets by geographical area are as follows:

	UAP Holding Corp.		Combined Predecessor Entity - ConAgra Agricultural Products Business
	Fiscal Year Ended February 27, 2005	Thirteen Weeks Ended February 22, 2004	Thirty-Nine Weeks Ended November 23, 2003	Fiscal Year Ended February 23, 2003
	(dollars in thousands)
Net sales:
United States	$2,435,165	$217,976	$2,128,545	$2,402,887
Canada	71,565	9,802	95,562	123,878

Total	$2,506,730	$227,778	$2,224,107	$2,526,765

	February 27, 2005	February 22, 2004
Long-lived assets:
United States	$178,055	$192,187
Canada	4,098	4,017

Total	$182,153	$196,204

Net sales by product category are as follows:

	UAP Holding Corp.		Combined Predecessor Entity - ConAgra Agricultural Products Business
	Fiscal Year Ended February 27, 2005	Thirteen Weeks Ended February 22, 2004	Thirty-Nine Weeks Ended November 23, 2003	Fiscal Year Ended February 23, 2003
	(dollars in thousands)
Net sales by product category:
Chemicals	$1,580,789	$136,100	$1,443,600	$1,661,315
Fertilizer	565,287	65,826	460,336	510,585
Seeds	302,922	16,819	242,123	270,829
Other	57,732	9,033	78,048	84,036

Total	$2,506,730	$227,778	$2,224,107	$2,526,765

No single customer accounted for more than 1% of our net sales in fiscal 2005, the thirteen weeks ended February 22, 2004, the thirty-nine weeks ended November 23, 2003, or fiscal 2003. Net sales by geographical area are based on the location of the facility producing the sales.

Long-lived assets consist of property, plant and equipment, net of depreciation, goodwill, amortizable intangibles and other assets. Long-lived assets by geographical area are based on location of facilities.

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

15.	Equity

Common Stock. The company issued common stock to Apollo and to certain members of management upon the acquisition from ConAgra in November of 2003. We consummated our initial public offering of common stock, on November 29, 2004, which consisted of a primary offering of 3,125,000 shares and a secondary offering of 28,428,125 shares. We did not receive any of the proceeds from the secondary offering. In the aggregate, the selling shareholders received approximately $427.0 million of net proceeds from the secondary offering. As of November 21, 2004, Apollo owned approximately 95% of our outstanding common stock. Following the consummation of the Common Stock Offering, Apollo owned approximately 34% of our outstanding common stock.

Rabbi Trust. On November 23, 2003, various members of our management held 2,169,229 deferred shares (after giving effect to our 39.085-for-one stock split) in the 2003 DCP. The participants in the 2003 DCP were credited with such deferred shares after deferring $5.5 million in retention bonuses payable in connection with the Acquisition. In March of 2004, the 2004 DCP was credited with 345,893 deferred shares. The participants in the 2004 DCP were credited with such deferred shares after deferring $885,000 in bonuses due to the participants. The Rabbi Trust governs the 2003 DCP and the 2004 DCP. The Rabbi Trust was credited with one share of our common stock for each deferred share interest held by the management participants in the 2003 DCP and the 2004 DCP. In connection with the Common Stock Offering, 631,656 shares of our common stock were released from the Rabbi Trust, such shares were subsequently sold in the Common Stock Offering. As of February 27, 2005, there were 1,883,466 shares of our common stock remaining in the Rabbi Trust. The shares of common stock held by the Rabbi Trust are issued and outstanding, and therefore participate in dividends and are included in the calculation of the weighted average share computation.

Dividends paid. On January 16, 2004, we paid a special dividend of $52.9 million, which was considered to be a return of capital. On October 4, 2004, we paid a dividend of $40.0 million to shareholders of our common stock.

Preferred stock. In connection with the Acquisition, we issued $60.0 million of Series A Redeemable Preferred Stock to ConAgra Foods. We redeemed (i) approximately $26.4 million of Series A Redeemable Preferred Stock on January 26, 2004, with a portion of the proceeds from the offering of our 10 3/4% Senior Discount Notes due 2012, (ii) approximately $20.0 million of Series A Redeemable Preferred Stock on October 4, 2004, with a portion of the proceeds of a $60.0 million dividend from United Agri Products, and (iii) the remaining approximately $13.6 million of Series A Redeemable Preferred Stock on November 29, 2004 in connection with the Common Stock Offering. Upon consummation of the Common Stock Offering, we eliminated the Series A Redeemable Preferred Stock in its entirety.

16.	Subsequent Events

On April 8, 2005, 246,975 restricted share units were granted to certain employees and management pursuant to our 2004 Long-Term Incentive Plan. The restricted share units vest ratably over four years, 25% on each of the four anniversaries of the grant date. We will record these as compensation expense ratably over the vesting period of the shares.

On April 29, 2005, our board declared a quarterly dividend on our common stock in the amount of $0.125 per share of common stock. The record date for the dividend payment was May 13, 2005, and the payment date will be June 1, 2005.

On April 29, 2005, our board of directors adopted a directors deferred compensation plan (the “Director DCP”). The Director DCP allows our non-employee directors to elect to defer payment of all or a portion of their

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

fees and have such amounts credited under the plan in the form of deferred shares. Our board of directors (or its compensation committee) may also grant our non-employee directors deferred shares under the Director DCP. Each deferred share represents the right to receive one share of common stock on the applicable payment date, subject to adjustment in the event of a stock split or similar event affecting UAP Holding Corp.’s common stock. Deferred shares become payable immediately upon a termination of the director’s service. Shares delivered under the Director DCP in respect of an award of deferred shares are charged against the share limits of our 2004 Plan. The Director DCP prohibits the assignment of the deferred shares except upon a director’s death.

17.	Selected Quarterly Financial Data

UAP HOLDING CORP

SELECTED QUARTERLY FINANCIAL DATA

Quarterly Operating Results for Fiscal Year 2005 and 2004

(dollars in thousands, except for per share amounts)

Unaudited

	UAP Holding Corp.
	Q1	Q2	Q3	Q4	Total
2005
Net sales	$1,258,489	$703,981	$267,157	$277,103	$2,506,730
Gross profit	135,734	107,022	16,488	74,087	333,331
Net income (loss)	25,522	21,796	(30,922)	12,416	28,812
Earnings (loss) per share:
Basic net earnings (loss) per share	$0.54	$0.46	$(0.65)	$0.25	$0.60
Diluted net earnings (loss) per share	$0.50	$0.43	$(0.65)	$0.24	$0.58

	Combined Predecessor Entity — ConAgra Agricultural Products Business				UAP Holding Corp.
	Thirteen Weeks Ended May 25, 2003	Thirteen Weeks Ended August 24, 2003	Thirteen Weeks Ended November 23, 2003	Thirty-Nine Weeks Ended November 23, 2003	Thirteen Weeks Ended February 22, 2004	Pro-forma Fiscal Year Total

2004
Net sales	$1,074,349	$855,936	$293,822	$2,224,107	$227,778	$2,451,885
Gross profit	142,585	119,302	24,210	286,097	57,048	343,145
Net income (loss)	29,601	25,154	(18,478)	36,277	9,653	45,930
Earnings per share:
Basic net earnings per share					$0.21
Diluted net earnings per share					$0.21

Quarterly variations in operating results are due to seasonal fluctuations in the Company’s business.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A.	Controls and Procedures.

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

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our “internal controls over financial reporting” (“Internal Controls”) will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Based upon the Controls Evaluation, the CEO and CFO have concluded that the Disclosure Controls are effective as of the end of the period covered by this Report. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation. In addition, there have been no changes in our internal control over financial reporting that have occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Set forth below is certain information concerning the individuals that are currently serving as executive officers and/or members of the board of directors of UAP Holding Corp.

Name	Age	Position
L. Kenneth Cordell	47	President, Chief Executive Officer and Director
Bryan S. Wilson	45	President, Distribution
Robert A. Boyce, Jr.	42	President, Verdicon
David W. Bullock	40	Executive Vice President and Chief Financial Officer
David Tretter	48	Executive Vice President, Procurement
Kevin Howard	38	Executive Vice President, Products Company
Todd A. Suko	38	Vice President, General Counsel and Secretary
Joshua J. Harris	40	Director
Robert Katz	36	Director
Marc E. Becker	32	Director
Stan Parker	29	Director
Carl J. Rickertsen	44	Director
Thomas R. Miklich	57	Director
William H. Schumann III	54	Director

L. Kenneth Cordell has been the President and a director of UAP Holding Corp. and United Agri Products, Inc. since the closing of the Acquisition on November 24, 2003, and became the Chief Executive Officer of United Agri Products in December 2003 and of UAP Holding Corp. in January 2004. He joined UAP in 2001 and was promoted to President and Chief Operating Officer in February 2002. Prior to joining UAP, Mr. Cordell worked for FMC Agricultural Products Group from 1992 to 2001, serving most recently as Director of the North American Agricultural Products Group. Mr. Cordell also held various positions in the agricultural units of BASF (1989 to 1992) and Rohm & Haas (1979 to 1989).

Bryan S. Wilson has been the President, Distribution of UAP Holding Corp. and United Agri Products, Inc. since January 2004. He joined UAP in September 2002 as President and General Manager, Products and Non-Crop. Prior to joining UAP, Mr. Wilson worked for BASF from 1987 to 2002, holding various positions both domestically and internationally, serving most recently as President of Microflo, Inc., a subsidiary of BASF.

Robert A. Boyce, Jr. has been President of Verdicon, the non-crop distribution business of UAP Holding Corp. and United Agri Products, Inc. since January 2004. Mr. Boyce joined UAP in 1990 as a Branch Manager. Mr. Boyce served as an Operating Company Manager in two different regional operating companies and as Executive Vice President of Distribution prior to becoming President of Verdicon. Prior to joining UAP, Mr. Boyce worked for Helena Chemical Company from 1989 to 1990 and for ICI Americas from 1985 through 1988.

David W. Bullock has been the Executive Vice President of UAP Holding Corp. and United Agri Products, Inc. since the closing of the Acquisition on November 24, 2003, and became the Chief Financial Officer of United Agri Products in December 2003 and of UAP Holding Corp. in January 2004. He joined UAP in June 2002 as Senior Financial Officer. Prior to joining UAP, Mr. Bullock worked for FMC Agricultural Products Group from 1995 to 2002, serving most recently as Controller of the North American agriculture business. Mr. Bullock also held various financial positions with Air Products and Chemicals (1991 to 1995).

David Tretter has been Executive Vice President, Procurement for UAP Holding Corp. and United Agri Products, Inc. since the closing of the Acquisition on November 24, 2003. He joined UAP in July 1985 as Fertilizer Manager and has held various positions in sales management, general management, and executive management since that time. Prior to joining UAP, Mr. Tretter was Vice President of Operations for Pasquales Food in Birmingham, AL.

Kevin Howard has been the Executive Vice President, Products Company of UAP Holding Corp. and United Agri Products, Inc. since January 2004. Prior to joining UAP, Mr. Howard worked for BASF from 1997 through 2003, serving most recently as Vice President of Operations for Microflo Inc. (a division of BASF). Prior to joining BASF, Mr. Howard held various sales and marketing positions with Sandoz from 1990 through 1996.

Todd A. Suko has been the Vice President, General Counsel and Secretary of UAP Holding Corp. and United Agri Products, Inc. since the Acquisition on November 24, 2003. He joined United Agri Products in February 2001 as Associate Counsel and was promoted to Vice President Legal and Regulatory Services and Corporate Counsel in October 2002. Prior to joining United Agri Products, he practiced law at McKenna & Cuneo, LLP in Washington, D.C. from 1996 to 2001.

Joshua J. Harris has been a director of UAP Holding Corp. and United Agri Products, Inc. since the closing of the Acquisition on November 24, 2003. Mr. Harris has been a founding senior partner of Apollo Management, L.P. since 1990. Prior to that time, Mr. Harris was a member of the Mergers and Acquisitions department of Drexel Burnham Lambert Incorporated. Mr. Harris is also a director of Pacer International, Inc., Compass Minerals Group, Inc., Compass Minerals International, Inc., Resolution Performance Products LLC, Quality Distribution, Inc., Nalco Investment Holdings LLC, General Nutrition Centers, Inc. and Borden Chemicals, Inc.

Robert Katz has been a director of UAP Holding Corp. and United Agri Products, Inc. since the closing of the Acquisition on November 24, 2003. Mr. Katz has been associated with Apollo Management, L.P. since 1990. Mr. Katz is also a director of Vail Resorts, Inc., Spectra Site, Inc. and Horizon PCS, Inc.

Marc E. Becker has been a director of UAP Holding Corp. and United Agri Products, Inc. since the closing of the Acquisition on November 24, 2003. Mr. Becker has also been employed with Apollo Management, L.P. since 1996 and has served as an officer of certain affiliates of Apollo since 1999. Prior to that time, Mr. Becker was employed by Smith Barney Inc. within its Investment Banking division. Mr. Becker serves on several boards of directors including National Financial Partners Corp., Pacer International, Inc., WMC Residco, Inc. and Quality Distribution, Inc.

Stan Parker has been a director of UAP Holding Corp. since March 2004 and a director of United Agri Products, Inc. since April 2004. Mr. Parker has also been employed with Apollo Management, L.P. since 2000. From 1998 to 2000, Mr. Parker was employed by Salomon Smith Barney, Inc. Mr. Parker is also a director of AMC Entertainment Inc. and Marquee Holdings Inc.

Carl J. Rickertsen has been a director of UAP Holding Corp. since March 2004 and a director of United Agri Products, Inc. since April 2004. Mr. Rickertsen has been the managing partner of Pine Creek Partners since January 2004. Prior to that time, Mr. Rickertsen was the Chief Operating Officer and a Partner of Thayer Capital Partners and a General Partner at Hancock Park Associates. Mr. Rickertsen is also a director of Micro Strategy Incorporated and Convera Corporation.

Thomas R. Miklich has been a director of UAP Holding Corp. since March 2004 and a director of United Agri Products, Inc. since April 2004. Mr. Miklich was the Chief Financial Officer of OM Group, Inc. from May 2002 to April 2004. Prior to that time, Mr. Miklich was the Chief Financial Officer and General Counsel of Invacare Corporation. Mr. Miklich is also a director of Quality Distribution, Inc. and Titan Technology Partners.

William H. Schumann, III has been a director of UAP Holding Corp. and a director of United Agri Products, Inc. since January 2005. Mr. Schumann has served as Senior Vice President and Chief Financial Officer of FMC Technologies, Inc. since February 2001. Mr. Schumann joined FMC Corporation (the predecessor of FMC Technologies, Inc.) in 1981 as Director of Pension Investments. He served in a variety of finance and line roles at FMC Corporation, including Director of Investor Relations, Treasurer, General Manager of Agricultural Product, Vice President of Corporate Development and Senior Vice President and CFO. Mr. Schumann also serves on the Board of Directors of Great Lakes Advisors, Inc.

BOARD OF DIRECTORS

Our board of directors currently consists of eight directors.

Our current board of directors is divided into three classes. The members of each class serve for a three-year term. Messrs. Cordell, Miklich and Rickertsen serve as Class I directors with a term expiring in 2005, Messrs. Parker, Katz, and Schumann serve as Class II directors with a term expiring in 2006, and Messrs. Becker and Harris serve as Class III directors with a term expiring in 2007. At each annual meeting of the stockholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring.

INDEPENDENCE OF DIRECTORS

The board of directors has determined that Messrs. Harris, Katz, Becker, Parker, Miklich, Rickertsen and Schumann meet the applicable NASDAQ listing standards regarding director independence, including that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment in carrying out the responsibilities of being a director. There are no family relationships among any of our directors, or executive officers.

DIRECTOR COMPENSATION

Compensation for our directors who are not also employed by us is $10,000 per director per quarter and $2,000 per director for attending meetings of the board of directors in person ($1,000 if by telephone) and $2,000 per director for attending committee meetings of the board of directors in person ($1,000 if by telephone).

Such payment is in consideration for services performed on both UAP Holding Corp.’s and United Agri Products’ boards of directors.

Our directors who are not also employed by us are eligible to participate in our Directors Deferred Compensation Program. Under the program, an eligible director may elect to defer payment of all or a portion of the director’s cash retainer and meeting fees for service on our board of directors. Deferred amounts are denominated in “stock units” credited to a deferral account maintained in the name of each participating director under the program. Each stock unit is deemed for bookkeeping purposes to be equivalent to one outstanding share of our common stock. Stock units will accrue dividend equivalents if and as we declare dividends on our common stock generally. Dividend equivalents will be credited in the form of additional stock units. A director’s stock units will be paid in an equal number of shares of our common stock, or cash of equivalent value at the time of payment, upon or promptly following the date the director ceases to be a member of our board of directors. A director may elect an earlier distribution due to a severe financial hardship in certain circumstances.

We also may, from time to time, grant equity-based incentives to one or more of our directors under our 2004 Long-Term Incentive Plan, including deferred stock awards granted in the form of stock units credited under our Directors Deferred Compensation Program. We did not grant any such equity-based awards in fiscal 2005 to our directors who are not also employed by us.

COMMITTEES OF THE BOARD OF DIRECTORS

Our board of directors currently has an audit committee, a compensation committee and a nominating and governance committee.

Audit Committee. The current members of the audit committee are Messrs. Rickertsen, Miklich and Schumann. On January 17, 2005, Mr. Becker resigned his position as a member of the audit committee. The Board appointed and approved Mr. Schumann to fill the vacant position on the audit committee on January 17, 2005 immediately after Mr. Becker resigned. All of the members of our audit committee qualify as independent directors under the applicable listing standards of the NASDAQ Stock Market and the SEC’s rules and regulations. In addition, our board of directors has determined that Mr. Miklich is an “audit committee financial expert” as defined by Securities and Exchange Commission rules.

The principal duties and responsibilities of our audit committee are as follows:

•	to monitor our financial reporting process and internal control system;

•	to appoint and replace our independent registered public accounting firm from time to time, determine their compensation and other terms of engagement and oversee their work;

•	to oversee the performance of our internal audit function; and

•	to oversee our compliance with legal, ethical and regulatory matters.

The audit committee has the power to investigate any matter brought to its attention within the scope of its duties. It also has the authority to retain counsel and advisors to fulfill its responsibilities and duties.

Compensation Committee. The current members of the compensation committee are Messrs. Harris, Katz and Rickertsen. All members of our compensation committee qualify as independent directors under the applicable listing standards of the NASDAQ Stock Market.

The principal duties and responsibilities of the compensation committee are as follows:

•	to provide oversight on the development and implementation of the compensation policies, strategies, plans and programs for our key employees and outside directors and disclosure relating to these matters;

•	to review and approve the compensation of our chief executive officer and the other executive officers of us and our subsidiaries; and

•	to provide oversight concerning selection of officers, management succession planning, performance of individual executives and related matters.

Nominating and Governance Committee. The current members of the nominating and governance committee are Messrs. Harris, Becker and Miklich. All of the members of our nominating and governance committee qualify as independent directors under the applicable listing standards of the NASDAQ Stock Market. The principal duties and responsibilities of the nominating and governance committee will be as follows:

•	to establish criteria for board and committee membership and recommend to our board of directors proposed nominees for election to the board of directors and for membership on committees of the board of directors;

•	to make recommendations regarding proposals submitted by our stockholders; and

•	to make recommendations to our board of directors regarding board governance matters and practices.

Item 11.	Executive Compensation.

We have established executive compensation plans that link compensation with the performance of our company. We will continually review our executive compensation programs to ensure that they are competitive.

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning total compensation earned or paid to the Chief Executive Officer and the four other most highly compensated executive officers of UAP Holding Corp. who served in such capacities as of February 27, 2005, for services rendered during the fiscal year that ended on that date.

		Annual Compensation				Long-Term Compensation— Deferred Common Stock Awards (1)		All Other Compensation
Name and Principal Position	Year	Salary		Bonus
L. Kenneth Cordell President and Chief Executive Officer	2005 2004	$ $	363,462 350,000	$ $	500,000 449,731	$ $	0 1,300,000	$ $	7,455 726,791	(7) (2)

Bryan S. Wilson President, Distribution	2005 2004	$ $	259,615 250,000	$ $	375,000 250,940	$ $	0 800,000	$ $	7,911 449,530	(8) (3)

David W. Bullock Executive Vice President and Chief Financial Officer	2005 2004	$ $	207,692 200,000	$ $	375,000 225,975	$ $	0 800,000	$ $	7,969 11,029	(9) (4)

Dave Tretter Executive Vice President, Procurement	2005 2004	$ $	186,923 180,000	$ $	345,000 191,981	$ $	0 500,000	$ $	8,190 446,183	(10) (5)

Robert A. Boyce, Jr. Executive Vice President, Verdicon	2005 2004	$ $	204,615 180,000	$ $	345,000 230,378	$ $	0 775,000	$ $	12,698 186,582	(11) (6)

(1)	Messrs. Cordell, Wilson, Bullock, Tretter, and Boyce currently hold 360,522, 226,867, 226,867, 145,035 and 219,859 deferred shares of common stock, respectively. The value set forth above with respect to each such grant represents the number of deferred shares multiplied by the approximate value of a share of our common stock as of the date of grant of the award. Each deferred share carries dividend equivalent rights, and if and when payable in accordance with the terms of the 2003 Deferred Compensation Plan of UAP Holding Corp. represents the right to receive one share of common stock from UAP Holding Corp. The value of the deferred shares held by Messrs. Cordell, Wilson, Bullock, Tretter, and Boyce on February 27, 2005, based on the value of a share of our common stock on that date, was $5,437,124, $3,421,154, $3,421,154, $2,187,128, and $3,315,474, respectively.
(2)	Consists of a company contribution to UAP Holding Corp.’s retirement (401(k)) plan of $6,058, a relocation benefit of $8,787, and a special bonus paid in connection with the Acquisition of $712,889. Of the special bonus paid to Mr. Cordell, ConAgra Foods paid Mr. Cordell $389,289 and UAP Holding Corp. paid Mr. Cordell $323,600. UAP Holding Corp. subsequently reimbursed ConAgra Foods for $81,400 of its payment to Mr. Cordell.
(3)	Consists of a company contribution to UAP Holding Corp.’s retirement (401(k)) plan of $5,583, a relocation benefit of $63,947, and a special bonus paid in connection with the Acquisition of $380,000.
(4)	Consists of a company contribution to UAP Holding Corp.’s retirement (401(k)) plan of $6,029, and a special bonus paid in connection with the Acquisition of $5,000.
(5)	Consists of a company contribution to UAP Holding Corp.’s retirement (401(k)) plan of $6,000, a relocation benefit of $76,291, and a special bonus paid in connection with the Acquisition of $365,000.

(6)	Consists of a company contribution to UAP Holding Corp.’s retirement (401(k)) plan of $4,931, a relocation benefit of $11,476, and a special bonus paid in connection with the Acquisition of $170,000.
(7)	Consists of a $7,455 401(k) employer matching contribution.
(8)	Consists of a $7,911 401(k) employer matching contribution.
(9)	Consists of a $7,969 401(k) employer matching contribution.
(10)	Consist of a $7,992 401(k) employer matching contribution, and a $198 refund of prior year insurance payment.
(11)	Consists of a $7,289 401(k) employer matching contribution, a $5,000 relocation benefit, and a $409 refund of prior year insurance.

OPTION GRANTS IN LAST FISCAL YEAR

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Individual Grants				Potential Realizable Value At Assumed Annual Rates Of Stock Price Appreciation For Option Term
Name	Number Of Securities Underlying Option/SARs Granted (#)	Percent Of Total Options/SARs Granted To Employees In Fiscal Year	Exercise Of Base Price ($/Sh)	Expiration Date	5% ($)	10% ($)
L. Kenneth Cordell	0	—	—	—	—	—
Bryan S. Wilson	0	—	—	—	—	—
Dave Bullock	0	—	—	—	—	—
Dave Tretter	39,084	24.07%	2.56	4/15/2012	47,741	114,184
Robert A. Boyce, Jr.	0	—	—	—	—	—

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

None of the Named Executive Officers exercised stock options during fiscal 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding the beneficial ownership of UAP Holding Corp.’s common stock as of March 31, 2005, by (i) each person known to beneficially own more than 5% of the common stock of UAP Holding Corp., (ii) each of UAP Holding Corp.’s named executive officers, (iii) each member of the Board of Directors of UAP Holding Corp. and (iv) all of the executive officers and members of the Board of Directors of UAP Holding Corp. as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. In addition, except as indicated by footnote, the shares of common stock beneficially owned by our executive officers, including Mr. Cordell, consist of deferred shares of common stock credited to the deferred compensation accounts of such persons under our 2003 and 2004 deferred compensation plans. The executive officers do not have voting or investment power over these deferred shares.

	Number of Shares of Common Stock	Percentage of Class
Apollo Management V, L.P. (a)	16,936,653	33.6%

FMR Corp.	4,910,562	9.7%

Merrill Lynch Asset Management Inc.	3,658,300	7.3%

L. Kenneth Cordell (b)	991,127	1.9%

Bryan S. Wilson (c)	570,817	1.1%

David W. Bullock (d)	570,817	1.1%

David Tretter (e)	328,734	*

Robert A. Boyce, Jr. (f)	552,342	1.1%

Joshua J. Harris (g)(i)	58,627	*

Robert Katz (h)(i)	58,627	*

Marc E. Becker (g)(i)	58,627	*

Stan Parker (h)(i)	58,627	*

Carl J. Rickertsen (i)	58,627	*

Thomas Miklich (i)	58,627	*

William H. Schumann III	2,500	*

Directors and executive officers as a group (j)	3,432,122	6.6%

*	Less than one percent.
(a)

Consists of 16,936,653 shares of common stock owned of record by Apollo Investment Fund V, L.P. and its related co-investment partnerships (the “Apollo Funds”). The general or managing partner of each of the Apollo Funds is Apollo Advisors V, L.P. (“Apollo Advisors”), an affiliate of Apollo Management V, L.P.

(“Apollo Management”). The address of each of the Apollo Funds, Apollo Management and Apollo Advisors is c/o Apollo Management V, L.P., Two Manhattanville Road, Purchase, New York 10577.
(b)	Includes (i) 360,552 deferred shares of common stock under the 2003 deferred compensation plan, (ii) 57,325 shares of common stock issuable upon exercise of Tranche A options that vested on November 24, 2004 and (iii) 573,250 shares of common stock issuable upon exercise of Tranche B and Tranche C options that vested upon consummation of the Common Stock Offering. Does not include 229,300 shares of common stock issuable upon exercise of Tranche A options that remain subject to vesting.
(c)	Includes (i) 226,867 deferred shares of common stock under the 2003 deferred compensation plan, (ii) 31,268 shares of common stock issuable upon exercise of Tranche A options that vested on November 24, 2004 and (iii) 312,682 shares of common stock issuable upon exercise of Tranche B and Tranche C options that vested upon consummation of the Common Stock Offering. Does not include 125,073 shares of common stock issuable upon exercise of Tranche A options that remain subject to vesting.
(d)	Includes (i) 226,867 deferred shares of common stock under the 2003 deferred compensation plan, (ii) 31,268 shares of common stock issuable upon exercise of Tranche A options that vested on November 24, 2004 and (iii) 312,682 shares of common stock issuable upon exercise of Tranche B and Tranche C options that vested upon consummation of the Common Stock Offering. Does not include 125,073 shares of common stock issuable upon exercise of Tranche A options that remain subject to vesting.
(e)	Includes (i) 145,035 deferred shares of common stock under the 2003 deferred compensation plan, (ii) 14,331 shares of common stock issuable upon exercise of Tranche A options that vested on November 24, 2004 and (iii) 169,368 shares of common stock issuable upon exercise of Tranche B and Tranche C options that vested upon consummation of the Common Stock Offering. Does not include 70,353 shares of common stock issuable upon exercise of Tranche A options that remain subject to vesting.
(f)	Includes (i) 219,859 deferred shares of common stock under the 2003 deferred compensation plan, (ii) 30,225 shares of common stock issuable upon exercise of Tranche A options that vested on November 24, 2004 and (iii) 302,258 shares of common stock issuable upon exercise of Tranche B and Tranche C options that vested upon consummation of the Common Stock Offering. Does not include 120,904 shares of common stock issuable upon exercise of Tranche A options that remain subject to vesting.
(g)	Messrs. Harris and Becker are each principals and officers of certain affiliates of Apollo Management. Although each of Messrs. Harris and Becker may be deemed to be the beneficial owner of shares of common stock beneficially owned by Apollo Management, as the case may be, each of them disclaims beneficial ownership of any such shares.
(h)	Messrs. Katz and Parker are associated with Apollo Management but disclaim beneficial ownership of any of the shares of common stock beneficially owned by Apollo Management, as the case may be.
(i)	Includes shares of common stock that are issuable upon exercise of options under UAP Holding Corp.’s 2004 non-executive director option plan that are immediately exercisable.
(j)	Includes (i) 1,217,303 deferred shares of common stock under the 2003 and 2004 deferred compensation plans, (ii) 351,762 shares of common stock issuable upon exercise of options under the 2004 non-executive director option plan, (iii) 165,459 shares of common stock issuable upon exercise of Tranche A options that vested on November 24, 2004 and (iv) 1,697,598 shares of common stock issuable upon exercise of Tranche B and Tranche C options that vested upon consummation of the Common Stock Offering. Does not include 683,339 shares of common stock issuable upon exercise of Tranche A options that remain subject to vesting.

EQUITY COMPENSATION PLAN INFORMATION

UAP Holding Corp. currently maintains six equity compensation plans: the 2004 Long-Term Incentive Plan (the “2004 Plan”), the 2003 Stock Option Plan (the “2003 Plan”), the 2004 Non-Executive Director Stock Option Plan (the “Director Option Plan”), the 2003 Deferred Compensation Plan (the “2003 DCP”), the 2004 Deferred Compensation Plan (the “2004 DCP”), and the Director Deferred Compensation Plan (the “Director DCP”). Of these plans, only the 2004 Plan has been approved by UAP Holding Corp.’s stockholders.

Equity Compensation Plans Not Approved by Stockholders. The 2003 Plan, the Director Option Plan, the 2003 DCP, the 2004 DCP and the Director DCP did not require approval of, and have not been approved by, our stockholders.

2003 Plan. Our board of directors adopted the 2003 Plan in connection with the Acquisition. The 2003 Plan allows our board of directors or its compensation committee to grant non-qualified stock options to our directors, employees and consultants. The exercise price, term and other terms and conditions of the options are determined by our board of directors (or compensation committee) at the time of grant of the option. The number and type of securities subject to the option may be adjusted in the event of a stock split or similar event affecting UAP Holding Corp.’s common stock. Options granted under the 2003 Plan may not be assigned or transferred, except for transfers upon the optionee’s death.

Director Option Plan. Our board of directors adopted the Director Option Plan on March 8, 2004. The Director Option Plan allows our board of directors or its compensation committee to grant non-qualified stock options to our non-employee directors. The exercise price, term and other terms and conditions of the options are determined by our board of directors (or compensation committee) at the time of grant of the option. The number and type of securities subject to the option may be adjusted in the event of a stock split or similar event affecting UAP Holding Corp.’s common stock. Options granted under the Director Option Plan may not be assigned or transferred, except for transfers upon the optionee’s death.

2003 DCP and 2004 DCP. Our board of directors adopted the 2003 DCP in connection with the Acquisition and adopted the 2004 DCP on April 2, 2004, for the benefit of certain of our executives and members of management. The 2003 DCP provides for the crediting of deferred shares for each executive who entered into a retention agreement at the time of the Acquisition. The 2004 DCP provides for the crediting of deferred shares for each member of management who waived the right to receive a cash bonus for the 2004 fiscal year. Each deferred share represents the right to receive one share of common stock on the applicable payment date, subject to adjustment in the event of a stock split or similar event affecting UAP Holding Corp.’s common stock. Deferred shares become payable upon a termination of the executive’s employment, certain changes in control of UAP Holding Corp. and certain offerings of UAP Holding Corp.’s common stock. The plans prohibit the assignment of the deferred shares except upon an executive’s death.

Director DCP. Our board of directors adopted the Director DCP on April 29, 2005. The Director DCP allows our non-employee directors to elect to defer payment of all or a portion of their fees and have such amounts credited under the plan in the form of deferred shares. Our board of directors (or its compensation committee) may also grant our non-employee directors deferred shares under the Director DCP. Each deferred share represents the right to receive one share of common stock on the applicable payment date, subject to adjustment in the event of a stock split or similar event affecting UAP Holding Corp.’s common stock. Deferred shares become payable immediately upon a termination of the director’s service. Shares delivered under the Director DCP in respect of an award of deferred shares are charged against the share limits of our 2004 Plan. The Director DCP prohibits the assignment of the deferred shares except upon a director’s death.

The following table sets forth, for each of UAP Holding Corp.’s equity compensation plans, the number of shares of common stock subject to outstanding options, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of February 27, 2005.

Plan category	Number of Shares to be Issued upon Exercise of Outstanding Options		Weighted-Average Exercise Price of Outstanding Options		Number of Shares Remaining Available for Future Issuance under Equity Compensation Plans (excluding Shares Reflected in the First Column)
Equity compensation plans approved by stockholders	—		$—		273,598	(1)(2)
Equity compensation plans not approved by stockholders	3,359,535	(3)	$2.56	(3)	551,382	(4)

Total	3,359,535		$2.56		824,980

(1)	Subject to the applicable share limits of the 2004 Plan, the shares available for award grant purposes under the 2004 Plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, restricted stock, stock bonuses, and other forms of awards granted or denominated in UAP Holding Corp.’s common stock or units representing common stock.
(2)	On March 1 of each year during the term of the 2004 Plan, the total number of shares available for award purposes under the 2004 Plan will increase by the number of shares equal the lesser of (1) 1,172,559 shares, (2) one percent (1%) of the total number of our issued and outstanding shares of common stock as of the close of business on the immediately preceding day, or (3) such lesser number of shares as our Board of Directors may determine with respect to that particular increase. The aggregate number of shares available for issuance under the 2004 Plan increased by 504,318 shares on March 1, 2005. The data presented in this table was calculated as of February 27, 2005, and does not reflect the March 1, 2005, share increase.
(3)	Excludes an aggregate of 1,883,466 deferred shares credited under the 2003 DCP and the 2004 DCP payable on a one-for-one basis in shares of our common stock.
(4)	Of the aggregate number of shares that remained available for future issuance, 216,765 were available under the 2003 Plan, 234,517 were available under the Director Option Plan, and 100,000 were available under the Director DCP.

Item 13.	Certain Relationships and Related Transactions.

REDEMPTION OF SERIES A REDEEMABLE PREFERRED STOCK

In connection with the Acquisition, we issued $60.0 million of Series A Redeemable Preferred Stock to ConAgra Foods. We redeemed (i) approximately $26.4 million of Series A Redeemable Preferred Stock on January 26, 2004, with a portion of the proceeds from the offering of our 10 3/4% Senior Discount Notes due 2012, (ii) approximately $20.0 million of Series A Redeemable Preferred Stock on October 4, 2004, with a portion of the proceeds of a $60.0 million dividend from United Agri Products, and (iii) the remaining approximately $13.6 million of Series A Redeemable Preferred Stock on November 29, 2004, in connection with the Common Stock Offering. Upon consummation of the Common Stock Offering, we eliminated the Series A Redeemable Preferred Stock in its entirety.

TERMINATION OF APOLLO MANAGEMENT CONSULTING AGREEMENT

In connection with the Acquisition, United Agri Products entered into a management consulting agreement with Apollo, pursuant to which United Agri Products retained Apollo to provide certain management consulting and financial advisory services, for which United Agri Products was required to pay Apollo an annual management fee of $1.0 million in quarterly payments of $250,000. In connection with the Common Stock Offering, the management consulting agreement was terminated and Apollo was paid a $3.5 million transaction fee on November 29, 2004.

MANAGEMENT INCENTIVE AGREEMENT

In connection with the Common Stock Offering, UAP Holding Corp., its equity sponsor and certain management security holders entered into a management incentive agreement. That agreement includes “piggyback” registration rights. In connection with the Common Stock Offering, each management security holder had the right to sell an aggregate number of shares of common stock with a value (based on the price per share paid to UAP Holding Corp.’s equity sponsor for shares of common stock sold to the underwriters, after giving effect to underwriting discounts and commissions) equal to 15% of the sum of:

•	the excess of the value of the common stock underlying such holder’s vested Tranche B options and Tranche C options granted under the 2003 Plan (assuming that such holder’s Tranche B options and Tranche C options are fully vested and based on the price per share paid to UAP Holding Corp.’s equity sponsor for shares of common stock sold to the underwriters, after giving effect to underwriting discounts and commissions) over the exercise price of such options; and

•	the value of the common stock in which such holder’s deferred compensation account under our deferred compensation plans is deemed to be invested (based on the price per share paid to UAP Holding Corp.’s equity sponsor for shares of common stock sold to the underwriters, after giving effect to underwriting discounts and commissions).

The management incentive agreement prohibits the management security holders from offering to sell, contracting to sell, or otherwise selling, disposing of, loaning, using as collateral or otherwise pledging, transferring or granting any interest in or rights with respect to any shares of common stock acquired on the exercise of options granted under the 2003 option plan or the distribution of deferred shares under the 2003 DCP and 2004 DCP, except in connection with the exercise of “piggyback” registration rights and subject to the following additional exceptions:

•

Except as otherwise described below, on and after March 1, June 1, September 1 and December 1 of each year, commencing on December 1, 2006 (each such date, a “release date”), each management security holder shall have the right to sell an aggregate number of shares of common stock with a value

(based on the price per share paid to UAP Holding Corp.’s equity sponsor for shares of common stock sold to the underwriters, after giving effect to underwriting discounts and commissions) equal to 6.25% (calculated as of the date of the Common Stock Offering) of the sum of:

•	the excess of the value of the common stock underlying such holder’s options granted under the 2003 Plan and held by such holder on the date of consummation of the Common Stock Offering (whether or not such options are then vested and based on the price per share paid to UAP Holding Corp.’s equity sponsor for shares of common stock sold to the underwriters, after giving effect to underwriting discounts and commissions) over the exercise price of such options; and

•	the value of the common stock in which such holder’s deferred compensation accounts under our deferred compensation plans is deemed to be invested on the date of the consummation of the Common Stock Offering (based on the price per share paid to UAP Holding Corp.’s equity sponsor for shares of common stock sold to the underwriters, after giving effect to underwriting discounts and commissions and calculated before giving effect to the distribution of any deferred shares the holder is permitted to sell in connection with the Common Stock Offering).

•	Messrs. Cordell and Bullock are subject to a somewhat more stringent lock-up provision, which provides for an initial release date of June 1, 2007, but allows Messrs. Cordell and Bullock to sell shares of common stock with a value (as described above) equal to 12.5% (as opposed to 6.25%) of the foregoing value on each of the first two release dates.

•	At any time after a release date, in addition to the foregoing, each management security holder will be permitted to sell a number of shares of common stock equal to the number of shares that such management security holder was entitled to, but did not, sell as of such release date.

•	In the event of a management security holder’s death, the beneficiaries of such holder will be permitted to sell all of such holder’s shares of common stock at any time.

•	In the event a (i) management security holder’s employment is terminated for any reason other than “Full Cause” or by the holder with “Good Reason” (as each such term is defined in the management incentive agreement), or (ii) distribution of the common stock in which a holder’s deferred compensation account is deemed to be invested occurs as a result of a successful challenge by the Internal Revenue Service of our existing trust arrangement the holder will be permitted to sell shares of common stock in accordance with the schedule of release dates described above. However, the holder will also be permitted to sell such number of shares of common stock as is necessary for him to generate sufficient proceeds, net of any underwriter’s commissions and discounts, to satisfy any federal and state income tax liabilities incurred with respect to the distribution of deferred shares from our deferred compensation plans or the exercise of UAP stock options in connection with such termination of employment.

•	In the event a management security holder’s employment is terminated for Full Cause or by the holder without Good Reason, the holder will be prohibited from offering to sell, contracting to sell, or otherwise selling, disposing of, loaning, using as collateral or otherwise pledging, transferring or granting any interest in or rights with respect to any shares of common stock acquired on the exercise of options granted under the 2003 Plan or the distribution of deferred shares under the 2003 DCP and 2004 DCP (regardless of whether such exercise or such distribution occurs prior to or following such termination of employment) for a period of six years following the date of the termination of employment.

The management incentive agreement also provides that, within two years of the consummation of the Common Stock Offering, UAP Holding Corp. must file or cause to be filed, and use commercially reasonable efforts to cause to become and remain effective for so long as any management security holder beneficially owns securities covered by the management incentive agreement, a registration statement on Form S-8 or other appropriate form with respect to the issuance of shares of common stock in connection with the exercises of options granted under our option plans and deferred compensation plans.

Pursuant to the management incentive agreement, each of the retention agreements entered into in connection with the Acquisition was terminated. Each management security holder that is party to the management incentive agreement has agreed not to:

•	disclose or use at any time, either during the term of his employment or thereafter, any confidential information about the business of UAP Holding Corp. and its subsidiaries of which he is or becomes aware, except to the extent that such disclosure or use is directly related to and required by his performance in good faith of duties assigned to him by UAP Holding Corp. and its affiliates or required pursuant to an order of a court of competent jurisdiction;

•	during the period commencing on the date of the management incentive agreement and ending on the first anniversary of the date of termination of employment, induce or attempt to induce any employee of UAP Holding Corp. and its subsidiaries to leave the employ of UAP Holding Corp. and its subsidiaries or in any way interfere with the relationship between UAP Holding Corp. and its subsidiaries, on the one hand, and any employee thereof, on the other hand;

•	during the period commencing on the date of the management incentive agreement and ending on the first anniversary of the date of termination of employment, hire any person who was an employee of UAP Holding Corp. and its subsidiaries until six months after such individual’s employment relationship with UAP Holding Corp. and its subsidiaries has been terminated;

•	during the period commencing on the date of the management incentive agreement and ending on the first anniversary of the date of termination of employment, induce or attempt to induce any customer, supplier, licensee or other business relation of UAP Holding Corp. and its subsidiaries to cease doing business with UAP Holding Corp. and its subsidiaries, or in any way interfere with the relationship between any such customer, supplier, licensee or business relation, on the one hand, and UAP Holding Corp. and its subsidiaries, on the other hand; or

•	during the period commencing on the date of the management incentive agreement and ending on the first anniversary of the date of termination of employment, directly or indirectly own, manage, control, participate in, consult with, render services for, or in any manner engage in or represent any business competing with the businesses or the products of UAP Holding Corp. and its subsidiaries as such businesses and/or products exist or are in the process of being formed or acquired as of the date of the termination of employment, within the United States, Canada and any other country in which any product, process, good or service has been manufactured, provided, sold or offered or promoted for sale by UAP Holding Corp. and its subsidiaries on or prior to the date that he ceases to be employed by UAP Holding Corp. and its subsidiaries.

TRANSITION SERVICES AGREEMENTS

On November 24, 2003, UAP Holding Corp. and certain of its subsidiaries entered into a transition services agreement with ConAgra Foods (the “Buyer Transition Services Agreement”) pursuant to which, among other things, ConAgra Foods provided us with certain transition services, including information technology, accounting and human resources services. The initial term of the Buyer Transition Services Agreement was one year. As consideration for the services, we paid ConAgra Foods a non-accountable charge of $7.5 million on November 24, 2003, together with additional fees paid to ConAgra Foods based on actual usage of transition services. In addition, the Buyer Transition Services Agreement provided that, until December 31, 2004, employees of our subsidiaries that were a party to the agreement would continue their participation in welfare plans and programs maintained by ConAgra Foods and specified by us that provided health, disability, life and other welfare benefits. Our subsidiaries reimbursed ConAgra Foods for all actual costs associated with their employees’ continued participation in the plans. The Buyer Transition Services Agreement expired on November 23, 2004, in accordance with its terms. During fiscal 2005 we paid ConAgra Foods approximately $2.7 million for services on a fee for usage basis provided under the Buyer Transition Services Agreement.

Also on November 24, 2003, UAP Holding Corp., together with United Agri Products and certain of its other subsidiaries, entered into another transition services agreement with ConAgra Foods (the “Seller Transition Services Agreement”) pursuant to which, among other things, we provided ConAgra Foods and certain of its international subsidiaries with certain transition services, including information technology, accounting and office support services. The term of the Seller Transition Services Agreement was one year. In addition, we granted to ConAgra Foods and its international subsidiaries an exclusive two-year license to use certain of our trademarks and trade names outside the United States and Canada. ConAgra Foods paid us an aggregate fee of $1.1 million for the license and for the services provided under the Seller Transition Services Agreement. All services provided under the Seller Transition Services Agreement were terminated by ConAgra Foods on September 30, 2004, other than the license to use certain of our trademarks and trade names. The license to use certain of our trademarks and trade names was extended through November 30, 2006, by letter agreement dated March 22, 2005, between ConAgra Foods, UAP Holding Corp., and United Agri Products.

Item 14.	Principal Accountant Fees and Services.

The following table presents fees for professional audit services rendered by Deloitte & Touche LLP for the audit of our annual financial statements for the years ended February 22, 2004 and February 27, 2005, and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

	February 22, 2004	February 27, 2005
Audit Fees	$460,000	$490,000
Audit Related Fees	488,885	1,375,937
Tax Fees	400,000	400,000
All Other Fees	3,889	2,678

Total	$1,352,774	$2,268,615

(1)	Audit-Related Fees consist of services related to IDS and IPO (including secondary offering) review charges and Long Term Financing instruments (8 1/4% Senior Notes and 10 3/4% Discount Notes.)

(2)	Tax Fees consist of Tax compliance and consulting.

(3)	All Other Fees consist of expatriate services relating to several International employees.

The Audit Committee has concluded the provision of the non-audit services listed above is compatible with maintaining the independence of Deloitte & Touche LLP.

The audit committee’s policy is to pre-approve all audit and permissible audit-related services provided by the independent auditors. The audit committee will consider annually for pre-approval a list of specific services and categories of services, including audit and audit-related services, for the upcoming or current fiscal year. All non-audit services are approved by the audit committee in advance on a case-by-case basis. Any service that is not included in the approved list of services or that does not fit within the definition of a pre-approved service is required to be presented separately to the audit committee for consideration at its next regular meeting or, if earlier consideration is required, by other means of communication.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements

The following financial statements of UAP Holding Corp. (Successor) and the ConAgra Agricultural Products Business (Predecessor), together with the Report of Independent Registered Public Accounting Firm, are included in Part II, Item 8 of this Report:

•	Report of Independent Registered Public Accounting Firm

•	Balance Sheets at February 27, 2005, and February 22, 2004

•	Statement of Earnings for the fiscal year ended February 27, 2005, the thirteen week period ended February 22, 2004 (Successor), thirty-nine week period ended November 23, 2003 (Predecessor), and the fiscal year ended February 23, 2003 (Predecessor)

•	Statement of Stockholders’ Equity for the fiscal year ended February 27, 2005, the thirteen week period ended February 22, 2004 (Successor), and Statements of Stockholder’s Net Investment and Advances for the thirty-nine week period ended November 23, 2003 (Predecessor), and the fiscal year ended February 23, 2003 (Predecessor)

•	Statement of Cash Flows for the fiscal year ended February 27, 2005, the thirteen week period ended February 22, 2004 (Successor), thirty-nine week period ended November 23, 2003 (Predecessor), and the fiscal year ended February 23, 2003 (Predecessor)

•	Notes to Financial Statements

(2) Financial Statement Schedules

Schedule 1—Condensed Financial Information of Registrant

Schedule 2—Valuation and Qualifying Accounting

(3) Exhibits

No.	Item
3.1	Certificate of Incorporation of UAP Holding Corp. dated as of October 28, 2003 (incorporated by reference to Exhibit 3.1 to UAP Holding Corp.’s Registration Statement on Form S-4 dated March 5, 2004 (File No. 333-113345)).

3.2	Certificate of Amendment dated November 24, 2003 to the Certificate of Incorporation of UAP Holding Corp. (incorporated by reference to Exhibit 3.2 to UAP Holding Corp.’s Registration Statement on Form S-4 dated March 5, 2004 (File No. 333-113345)).

3.3	Certificate of Designation, Preferences and Rights of Series A Redeemable Preferred Stock dated November 24, 2003 (incorporated by reference to Exhibit 3.3 to UAP Holding Corp.’s Registration Statement on Form S-4 dated March 5, 2004 (File No. 333-113345)).

3.4	By-Laws of UAP Holding Corp. as adopted on October 29, 2003 (incorporated by reference to Exhibit 3.4 to UAP Holding Corp.’s Registration Statement on Form S-4 dated March 5, 2004 (File No. 333-113345)).

3.5	Amended and Restated Certificate of Incorporation of UAP Holding Corp. filed with the Secretary of State of the State of Delaware on November 17, 2004 (incorporated by reference to Exhibit 3.5 to Amendment No. 6 to UAP Holding Corp.’s Registration Statement on Form S-1 dated November 18, 2004 (File No. 333-114278)).

3.6	Certificate of Elimination of Series A Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to UAP Holding Corp.’s Current Report on Form 8-K dated December 3, 2004 (File No. 000-51035)).

No.	Item
3.7	Amended and Restated Bylaws of UAP Holding Corp. (incorporated by reference to Exhibit 3.2 to UAP Holding Corp.’s Current Report on Form 8-K dated December 3, 2004 (File No. 000-51035)).

4.1	Indenture dated as of January 26, 2004 between UAP Holding Corp. and JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.5 to UAP Holding Corp.’s Registration Statement on Form S-4 dated March 5, 2004 (File No. 333-113345)).

4.2	Registration Rights Agreement, dated as of January 26, 2004, by and among UAP Holding Corp. and UBS Securities LLC, Goldman, Sachs & Co. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.7 to UAP Holding Corp.’s Registration Statement on Form S-4 dated March 5, 2004 (File No. 333-113345)).

4.3	Indenture dated as of December 16, 2003, among United Agri Products, Inc., the Guarantors named therein and JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.4 to United Agri Products, Inc.’s Registration Statement on Form S-4 dated January 5, 2004 (File No. 333-111710)).

4.4	Registration Rights Agreement, dated as of December 16, 2003, by and among United Agri Products, Inc., the guarantors listed on the signature pages attached thereto, and UBS Securities LLC, Goldman, Sachs & Co. and Bear, Stearns & Co. Inc. (incorporated by reference to Exhibit 4.6 to United Agri Products, Inc.’s Registration Statement on Form S-4 dated January 5, 2004 (File No. 333-111710)).

4.5	Amended and Restated Credit Agreement, dated as of November 29, 2004, by and among United Agri Products, Inc. and United Agri Products Canada, Inc., as borrowers, the other persons party thereto that are designated as credit parties, General Electric Capital Corporation, as Agent, L/C Issuer and a Lender and GE Canada Finance Company, as Canadian Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 4.1 to UAP Holding Corp.’s Current Report on Form 8-K dated December 3, 2004 (File No. 000-51035)).

10.1	Seller Transition Services Agreement, dated as of November 24, 2003, by and between ConAgra Foods, Inc., UAP Holding Corp., United Agri Products, Inc. and each other company listed on the signature page thereto (incorporated by reference to Exhibit 10.2 to United Agri Products, Inc.’s Registration Statement on Form S-4 dated January 5, 2004 (File No. 333-111710)).

10.2	Indemnification Agreement, dated as of November 24, 2003, by and among ConAgra Foods, Inc., United Agri Products, Inc., United Agri Products Canada Inc., 2326396 Canada, Inc., AG-Chem, Inc., Balcom Chemicals, Inc., UAP 23, Inc., Cropmate Company, CSK Enterprises, Inc., GAC 26, Inc., UAP 27, Inc., Genmarks, Inc., Grower Service Corporation (New York), HACO, Inc., Loveland Industries, Inc., Loveland Products, Inc., Midwest Agriculture Warehouse Co., Ostlund Chemical Co., Platte Chemical Co., Pueblo Chemical & Supply Co., Ravan Products, Inc., S.E. Enterprises, Inc., Snake River Chemicals, Inc., Transbas, Inc., Tri-River Chemical Company, Inc., Tri-State Chemicals, Inc., Tri-State Delta Chemicals, Inc., UAP/GA AG Chem, Inc., UAPLP, Inc., UAP 22, Inc., UAP Receivables Corporation, United Agri Products—Florida, Inc., United Agri Products Financial Services, Inc., Verdicon and YVC, Inc. (incorporated by reference to Exhibit 10.3 to United Agri Products, Inc.’s Registration Statement on Form S-4 dated January 5, 2004 (File No. 333-111710)).

10.3	Fertilizer Supply Agreement, dated as of November 24, 2003, between ConAgra International Fertilizer Company and United Agri Products, Inc. (incorporated by reference to Exhibit 10.4 to United Agri Products, Inc.’s Registration Statement on Form S-4 dated January 5, 2004 (File No. 333-111710)).

10.4	International Supply Agreement, dated as of November 24, 2003, between United Agri Products, Inc. and ConAgra Foods, Inc. (incorporated by reference to Exhibit 10.5 to United Agri Products, Inc.’s Registration Statement on Form S-4 dated January 5, 2004 (File No. 333-111710)).

10.5	Buyer Release Agreement, dated as of November 24, 2003, between ConAgra Foods, Inc. and the Acquired Companies (as defined therein) (incorporated by reference to Exhibit 10.6 to United Agri Products, Inc.’s Registration Statement on Form S-4 dated January 5, 2004 (File No. 333-111710)).

No.	Item
10.6	Seller Release Agreement, dated as of November 24, 2003, between ConAgra Foods, Inc. and UAP Holding Corp. (incorporated by reference to Exhibit 10.7 to United Agri Products, Inc.’s Registration Statement on Form S-4 dated January 5, 2004 (File No. 333-111710)).

10.7	2003 Stock Option Plan of UAP Holding Corp. (incorporated by reference to Exhibit 10.8 to United Agri Products, Inc.’s Registration Statement on Form S-4 dated January 5, 2004 (File No. 333-111710)).

10.8	Registration Rights Agreement, dated as of November 24, 2003, between UAP Holding Corp. and the Apollo Investors (incorporated by reference to Exhibit 10.15 to UAP Holding Corp.’s Registration Statement on Form S-4 dated March 5, 2004 (File No. 333-113345)).

10.9	2003 Deferred Compensation Plan of UAP Holding Corp (incorporated by reference to Exhibit 10.17 to UAP Holding Corp.’s Registration Statement on Form S-4 dated March 5, 2004 (File No. 333-113345)).

10.10	2004 Deferred Compensation Plan of UAP Holding Corp. (incorporated by reference to Exhibit 10.18 to Amendment to 5 to UAP Holding Corp.’s Registration Statement on Form S-1 dated November 9, 2004 (File No. 333-114278)).

10.11	2004 Non-Executive Director Stock Option Plan of UAP Holding Corp. (incorporated by reference to Exhibit 10.19 to Amendment to 5 to UAP Holding Corp.’s Registration Statement on Form S-1 dated November 9, 2004 (File No. 333-114278)).

10.12	Management Incentive Agreement, dated as of November 29, 2004, by and among UAP Holding Corp. and the holders listed on the signature pages hereto (incorporated by reference to Exhibit 10.1 to UAP Holding Corp.’s Current Report on Form 8-K dated December 3, 2004 (File No. 000-51035)).

10.13	Letter Agreement dated as of November 29, 2004, regarding termination of Management Consulting Agreement between United Agri Products, Inc. and Apollo Management V, L.P. (incorporated by reference to Exhibit 10.2 to UAP Holding Corp.’s Current Report on Form 8-K dated December 3, 2004 (File No. 000-51035)).

10.14	2004 Long-Term Incentive Plan of UAP Holding Corp. (incorporated by reference to Exhibit 10.3 to UAP Holding Corp.’s Current Report on Form 8-K dated December 3, 2004 (File No. 000-51035).

10.15	Letter Agreement, dated December 23, 2004, amending and restating the Letter Agreement, dated as of November 29, 2004, regarding termination of Management Consulting Agreement between United Agri Products, Inc. and Apollo Management V, L.P. (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to United Agri Products, Inc.’s Registration Statement on Form S-4 dated December 23, 2004 (File No. 333-111710)).

10.16	Letter Agreement, dated December 23, 2004, amending and restating the Letter Agreement, dated as of November 29, 2004, regarding termination of Management Consulting Agreement between United Agri Products, Inc. and Apollo Management V, L.P. (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to United Agri Products, Inc.’s Registration Statement on Form S-4 dated December 23, 2004 (File No. 333-111710)).

21.1	Subsidiaries of UAP Holding Corp.

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of May, 2005.

UAP HOLDING CORP.
(Registrant)

By:	/S/ L. KENNETH CORDELL
L. Kenneth Cordell President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ L. KENNETH CORDELL L. Kenneth Cordell	President, Chief Executive Officer and Director (principal executive officer)	May 27, 2005

/S/ DAVID W. BULLOCK David W. Bullock	Executive Vice President and Chief Financial Officer (principal financial officer)	May 27, 2005

/S/ JOSHUA J. HARRIS Joshua J. Harris	Director	May 27, 2005

/S/ ROBERT KATZ Robert Katz	Director	May 27, 2005

/S/ MARC E. BECKER Marc E. Becker	Director	May 27, 2005

/S/ CARL J. RICKERTSEN Carl J. Rickertsen	Director	May 27, 2005

/S/ STAN PARKER Stan Parker	Director	May 27, 2005

/S/ THOMAS MIKLICH Thomas Miklich	Director	May 27, 2005

/S/ WILLIAM H. SCHUMANN III William H. Schumann III	Director	May 27, 2005

Schedule 1

UAP HOLDING CORP.

BALANCE SHEETS

(dollars in thousands)

	UAP Holding Corp. February 27, 2005	UAP Holding Corp. February 22, 2004
ASSETS
Current assets:
Cash and cash equivalents	$3	$662
Intercompany borrowings	25,287	—
Other current assets	1,443	—

Total current assets	26,733	662
Deferred income taxes	5,404	—
Debt issue costs, net	3,152	3,594
Investment in nonconsolidated affiliates	174,374	190,791
Other assets	147	656

Total assets	$209,810	$195,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	3	—
Other accrued liabilities	872	725

Total current liabilities	875	725
Long-term debt	92,448	83,570
Series A redeemable preferred stock	—	34,620
Stockholders’ equity:
Common stock, $.001 par value, 90,000,000 shares authorized, 50,431,872 and 46,902,351 issued and outstanding, respectively	50	47
Management stock – rabbi trust	4,819	5,550
Additional paid-in capital	109,863	61,543
Retained earnings	(1,535)	9,653
Accumulated other comprehensive loss	3,290	(5)

Total stockholders’ equity	116,487	76,788

Total liabilities and stockholders’ equity	$209,810	$195,703

See notes to Financial Statement in Item 8. Financial Statement and Supplemental Data

UAP HOLDING CORP.

STATEMENT OF EARNINGS

(dollars in thousands except earnings per share amounts)

	UAP Holding Corp. Fiscal Year Ended February 27, 2005	UAP Holding Corp. Thirteen Weeks Ended February 22, 2004
Net sales	$—	$—
Costs and expenses:	—	—
Cost of goods sold	—	—

Gross profit	—	—
	—	—
Selling, general and administrative expenses	1,448	725

Operating income	(1,448)	(725)
Third party interest expense	11,274	1,080
Finance related and other charges	8,814	—

Income (loss) from continuing operations before income taxes	(21,536)	(1,805)
Income tax (benefit)	(11,093)	(667)

Income (loss) from continuing operations	(10,443)	(1,138)
Equity in earnings of affiliates	39,255	10,791

Net income	$28,812	$9,653

Earnings (loss) per share:
Basic	$0.60	$0.21
Diluted	$0.58	$0.21

Weighted average shares outstanding:
Basic	48,041,306	46,902,351
Diluted	49,734,144	46,902,351

See notes to Financial Statement in Item 8. Financial Statement and Supplemental Data

UAP HOLDING CORP.

STATEMENTS OF CASH FLOWS

(dollars in thousands)

	UAP Holding Corp. Fiscal Year Ended February 27, 2005	UAP Holding Corp. Thirteen Weeks Ended February 22, 2004
Operations
Net income	$28,812	$9,653
Loss from discontinued operations	—	—

Income from continuing operations	28,812	9,653
Adjustments to reconcile net income to net cash provided by operating activities:	—	—
Amortization of debt issuance costs	455	—
Accretion of discount on notes	8,878	1,080
Equity in earnings of subsidiaries	(39,255)	(10,791)
Other non-cash items	—	(5)
Deferred tax provision (benefit)	(5,403)	—
Change in operating assets and liabilities	62,474	725

Net cash from operations	55,961	662

Investing
Acquisition of ConAgra Agricultural Products Business	—	(120,000)

Net cash from investing	—	(120,000)

Financing
Debt issuance costs	(12)	(3,640)
Due to United Agri Products Inc.	(25,287)	(580)
Long-term debt issued, net of costs	—	82,500
Series A preferred stock redemption	(34,620)	(25,380)
Common stock issued, net of costs	—	120,000
Proceeds from sales of common stock offering, net of costs	43,144	—
Proceeds from exercise of stock options and additions to rabbi trust	150	—
Common stock dividend	(40,000)	(52,860)

Net cash from financing	(56,625)	120,000

Net change in cash and equivalents	(664)	662
Net effect of exchange rates on cash and equivalents	5	—

Net change in cash and cash equivalents	(659)	662
Cash and cash equivalents at beginning of period	662	—

Cash and cash equivalents at end of period	$3	$662

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$—	$—
Cash paid during the year for income taxes	$—	$—

See notes to Financial Statement in Item 8. Financial Statement and Supplemental Data

Schedule 2

	Beginning of period	Charged to Income	Deductions		Balance at Close of Period
ConAgra Agricultural Products Business:

Year ended February 24, 2003 Allowance for doubtful receivables	$33,524	$(293)	$(1,463	)(a)	$34,694

Thirty-nine weeks ended November 23, 2003 Allowance for doubtful receivables	$34,694	$14,093	$2,869	(a)	$45,918

UAP Holding Corp

Thirteen weeks ended February 22,2004 Allowance for doubtful receivables	$45,918	$(12,710)	$5,880	(a)	$27,328

UAP Holding Corp

Year ended February 27,2005 Allowance for doubtful receivables	$27,328	$(6,562)	$7,017	(a)	$13,749

(a)	Bad debts charged off, less recoveries