Form 10-Q
period 2005-08-28
UAP HOLDING CORP
filed 2005-10-11
CIK 1279529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒     No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

Class	Outstanding at October 11, 2005
Common Stock, par value $0.001 per share	50,471,631 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of UAP Holding Corp.

Greeley, Colorado

We have reviewed the accompanying condensed consolidated balance sheets of UAP Holding Corp. and subsidiaries (the “Company”) as of August 28, 2005 and August 29, 2004, the related condensed consolidated statements of earnings for the 13-week and 26-week periods ended August 28, 2005 and the 13-week and 27-week periods ended August 29, 2004, the condensed consolidated statements of cash flows for the 26-week period ended August 28, 2005 and the 27-week period ended August 29, 2004, and the condensed consolidated statement of stockholders’ equity for the 26-week period ended August 28, 2005. These interim financial statements are the responsibility of the Company’s management.

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

DELOITTE & TOUCHE LLP

Denver, Colorado

OCTOBER 6, 2005

UAP HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

UNAUDITED

	August 28, 2005	February 27, 2005	August 29, 2004
ASSETS
Current assets:
Cash and cash equivalents	$57,619	$48,204	$20,920
Receivables, less allowance for doubtful accounts of $16,856, $13,749 and $21,499	798,477	234,824	706,795
Inventories	515,352	697,134	449,602
Deferred income taxes	21,385	17,263	21,851
Vendor prepay	18,958	149,010	27,585
Other current assets	3,955	8,753	13,412

Total current assets	1,415,746	1,155,188	1,240,165
Property, plant and equipment	110,324	104,745	105,789
Less accumulated depreciation	(20,526)	(15,080)	(9,451)

Property, plant and equipment, net	89,798	89,665	96,338
Goodwill	34,645	34,645	41,407
Intangible assets, net	25,362	25,894	6,332
Deferred income taxes	8,962	6,967	5,172
Debt issue costs, net	19,080	20,259	21,794
Investment in unconsolidated affiliates	3,593	4,071	3,871
Other assets	746	653	4,162

Total assets	$1,597,932	$1,337,342	$1,419,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$55	$180,299
Accounts payable	855,376	822,867	556,575
Other accrued liabilities	209,285	72,164	166,586
Income taxes payable	27,960	3,252	—
Deferred income taxes	340	108	106

Total current liabilities	1,092,961	898,446	903,566
Long-term debt	301,151	295,948	312,759
Series A redeemable preferred stock	—	—	36,100
Other non-current liabilities	3,870	2,871	2,343
Deferred income taxes	22,892	23,590	38,801
Commitments and contingencies (note 9)
Stockholders’ equity:
Common stock, $.001 par value, 90,000,000 shares authorized, 50,471,631, 50,431,872 and 47,248,244 issued and outstanding, respectively	50	50	47
Management stock – rabbi trust	4,617	4,819	6,435
Additional paid-in capital	111,381	109,863	61,543
Retained earnings (deficit)	56,655	(1,535)	56,971
Accumulated other comprehensive income	4,355	3,290	676

Stockholders’ equity	177,058	116,487	125,672

Total liabilities and stockholders’ equity	$1,597,932	$1,337,342	$1,419,241

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAP HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands, except share data)

UNAUDITED

	Thirteen Weeks Ended		Twenty-Six Weeks Ended August 28, 2005	Twenty-Seven Weeks Ended August 29, 2004
	August 28, 2005	August 29, 2004
Net sales	$757,459	$703,981	$2,114,369	$1,962,470
Costs and expenses:
Cost of goods sold	647,700	596,959	1,835,858	1,719,714

Gross profit	109,759	107,022	278,511	242,756
Selling, general and administrative expenses	73,688	70,436	160,037	153,392
Gain on sale of assets	(1,455)	(32)	(1,473)	(604)
Royalties, service charges and other income and expenses	(10,040)	(10,762)	(17,824)	(13,435)

Operating income	47,566	47,380	137,771	103,403
Third party interest expense	8,966	9,951	17,294	22,083
Finance related and other charges	—	1,875	—	3,750

Income before income taxes	38,600	35,554	120,477	77,570
Income tax expense	15,291	13,758	47, 782	30,252

Net income	$23,309	$21,796	$72,695	$47,318

Earnings per share:
Basic	$0.46	$0.46	$1.44	$1.00

Diluted	$0.44	$0.43	$1.39	$0.94

Cash dividends declared per share of common stock	$0.1625	$—	$0.2875	$—

Weighted average shares outstanding:
Basic	50,444,199	47,248,244	50,438,461	47,176,869

Diluted	52,401,180	50,666,406	52,334,293	50,511,757

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAP HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

UNAUDITED

	Twenty-Six Weeks Ended August 28, 2005	Twenty-Seven Weeks Ended August 29, 2004
Operations
Net income	$72,695	$47,318
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	5,594	6,539
Amortization of intangibles	681	745
Amortization of debt issuance costs	2,225	1,886
Accretion of discount on notes	5,203	4,189
Gain on sales of fixed assets	(1,473)	(604)
Deferred tax provision (benefit)	(6,583)	23,658
Stock compensation	386	885
Change in operating assets and liabilities	(64,253)	(396,297)

Net cash provided by (used in) operations	14,475	(311,681)
Investing
Acquisition payment to ConAgra Foods, Inc.	—	(58,236)
Additions to property, plant and equipment	(6,417)	(6,149)
Proceeds from sales of assets	2,191	968
Investment in unconsolidated affiliates	478	87

Net cash used in investing activities	(3,748)	(63,330)

Financing
Check float on zero balance accounts	5,760	42,866
Net borrowings (repayments) of short-term debt	(55)	180,299
Debt issuance costs	(1,046)	—
Dividends paid	(6,304)	—
Proceeds from options exercised	131	—

Net cash provided by (used in) financing activities	(1,514)	223,165

Net change in cash and cash equivalents	9,213	(151,846)
Net effect of exchange rates on cash and cash equivalents	202	119

Net change in cash and cash equivalents	9,415	(151,727)
Cash and cash equivalents at beginning of period	48,204	172,647

Cash and cash equivalents at end of period	$57,619	$20,920

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$11,006	$13,222
Net cash paid during the period for income taxes	$13,813	$20,287
Dividends declared but not yet paid	$8,202	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAP HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

UNAUDITED

Twenty-Six Weeks Ended August 28, 2005	Common Stock	Additional Paid in Capital	Rabbi Trust	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at February 27, 2005	$50	$109,863	$4,819	$(1,535)	$3,290	$116,487
Dividends to stockholders	—	—	—	(14,505)	—	(14,505)
Stock options exercised	—	131	—	—	—	131
Distribution from rabbi trust including tax benefit		1,001	(202)			799
Restricted stock unit vesting	—	386	—	—	—	386
Comprehensive income:
Net income	—	—	—	72,695	—	72,695
Foreign currency translation adjustment	—	—	—	—	1,065	1,065

Total comprehensive income	—	—	—	72,695	1,065	73,760

Balance at August 28, 2005	$50	$111,381	$4,617	$56,655	$4,355	$177,058

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAP HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 28, 2005 and the Thirteen and Twenty-Seven

Week Periods Ended August 29, 2004

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

On November 24, 2003, Apollo Management, L.P. (“Apollo”), us and ConAgra Foods consummated a transaction in which we acquired ConAgra Foods’ United States and Canadian Agricultural Products Businesses, excluding its wholesale fertilizer and other international crop distribution businesses, which we refer to as the “Acquisition.” On November 29, 2004, we consummated the initial public offering of our common stock (the “Common Stock Offering”), which is traded under the symbol “UAPH” on the NASDAQ National Market.

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

Seasonality. Our and our customers’ businesses are seasonal, based upon the planting, growing, and harvesting cycles. Typically, at least 75% of our net sales occur during the first and second fiscal quarters of each year because of the condensed nature of the planting season. As a result of the seasonality of sales, we experience significant fluctuations in our revenues, income and net working capital levels. In addition, weather conditions can significantly vary quarterly results.

Since our suppliers typically operate on a crop year, which is a different year than our fiscal year, our rebate agreements with our suppliers are estimated throughout our fiscal year and adjusted, as necessary, in our fourth fiscal quarter. These estimates can impact our margin percentages by quarter. Also, our receivables are seasonal since customers operate on a crop year and payments are cyclical throughout the year. Accordingly, our results of operations over any one-quarter are not necessarily indicative of the results to be expected over the full fiscal year.

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

Earnings Per Share. Earnings per share are based on the weighted average number of shares of common stock outstanding during the period. The basic and diluted weighted average share calculation for the thirteen weeks ended August 28, 2005, and August 29, 2004, and the twenty-six weeks and twenty-seven week periods ended August 28, 2005, and August 29, 2004, are presented in the following table.

Earnings per share	Thirteen Weeks Ended		Twenty-Six Weeks Ended August 28, 2005	Twenty-Seven Weeks Ended August 29, 2004
	August 28, 2005	August 29, 2004
	(dollars in thousands, except earnings per share amounts)
Net income	$23,309	$21,796	$72,695	$47,318

Weighted average shares of common stock outstanding used in computing basic earnings per share	50,444,199	47,248,244	50,438,461	47,176,869
Net effect of restricted stock units	241,491	—	193, 414	—
Net effect of dilutive stock options	1,715,490	3,418,162	1,702,418	3,334,888

Weighted average shares of common stock used in computing diluted earnings per share	52,401,180	50,666,406	52,334,293	50,511,757

Basic earnings per share	$0.46	$0.46	$1.44	$1.00

Diluted earnings per share	$0.44	$0.43	$1.39	$0.94

Stock Based Compensation. We account for employee stock option plans in accordance with Accounting Principles Board Opinion No 25, “Accounting for Stock Issued to Employees.” Accordingly, no stock based compensation expense is reflected in net income, as options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of the grant.

The impact on our net income if we applied the fair value measurement provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” would be as follows:

Stock-Based Compensation	Thirteen Weeks Ended		Twenty-Six Weeks Ended August 28, 2005	Twenty-Seven Weeks Ended August 29, 2004
	August 28, 2005	August 29, 2004
	(dollars in thousands, except earnings per share amounts)
Net income as reported	$23,309	$21,796	$72,695	$47,318
Less: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	12	36	24	71

Pro forma net income	$23,297	$21,760	$72,671	$47,247

Basic earnings per share:
As reported	$0.46	$0.46	$1.44	$1.00
Pro forma	$0.46	$0.46	$1.44	$1.00
Diluted earnings per share:
As reported	$0.44	$0.43	$1.39	$0.94
Pro forma	$0.44	$0.43	$1.39	$0.94

Reclassifications. Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to current period presentation. These reclassifications had no net impact on previously reported results of operations. We reclassified royalties, service charges, other income and expenses and finance related and other charges which were previously included in other income and selling, general and administrative expenses. We also reclassified cash, vendor prepay, other current assets, and deferred taxes.

2.	Royalties, Service Charges and Other Income and Expenses

The table below details royalties, service charges and other income and expenses.

Royalties, service charges and other income and expenses	Thirteen Weeks Ended		Twenty-Six Weeks Ended August 28, 2005	Twenty-Seven Weeks Ended August 29, 2004
	August 28, 2005	August 29, 2004
	(dollars in thousands)
Royalty income	$(4,329)	$(3,050)	$(8,954)	$(5,147)
Service charge income	(2,644)	(2,929)	(4,040)	(3,900)
Other income	(3,067)	(4,783)	(4,830)	(4,388)

Royalties, service charges and other income and expenses	$(10,040)	$(10,762)	$(17,824)	$(13,435)

3.	Finance Related and Other Charges

Finance related and other charges are composed of costs and fees related to the Acquisition, the Common Stock Offering, and related financing activities. For the thirteen and twenty-seven weeks ended August 29, 2004, these charges consisted of $1.9 million and $3.8 million, respectively, relating to the non-accountable charges paid to ConAgra Foods for the Acquisition.

4.	Certain Asset Accounts

Receivables and Allowance for Doubtful Accounts. Our receivables include receivables from customers net of allowances for doubtful accounts, vendor rebates receivable, and miscellaneous receivables. As of August 28, 2005, February 27, 2005, and August 29, 2004, the net receivables from customers were $623.8 million, $192.5 million, and $547.1 million, respectively, vendor rebates receivable were $151.0 million, $23.2 million, and $129.4 million, respectively, and miscellaneous receivables were $23.6 million, $19.2 million, and $30.3 million, respectively. The net receivables from customers include receivables from unconsolidated investees in the amounts of $2.0 million, $4.0 million, and $4.3 million as of August 28, 2005, February 27, 2005, and August 29, 2004, respectively.

Inventories. Inventories consist primarily of chemicals, fertilizer, and seed, and are carried at the lower of cost or market. As of August 28, 2005, February 27, 2005, and August 29, 2004, we had $8.6 million, $25.8 million, and $7.4 million, respectively, of allowances against inventory.

The cost of inventory at distribution locations is carried either at average cost or first in, first out (FIFO). As of August 28, 2005, February 27, 2005, and August 29, 2004, approximately 58.1%, 23.5%, and 12.5%, respectively, of inventory was reported on the average cost basis.

Inventories are comprised of the following:

	August 28, 2005	February 27, 2005	August 29, 2004
	(dollars in thousands)
Raw materials and work in process	$8,545	$12,827	$10,504
Finished goods	506,807	684,307	439,098

Total	$515,352	$697,134	$449,602

Goodwill. At August 28, 2005, February 27, 2005, and August 29, 2004, goodwill totaled $34.6 million, $34.6 million, and $41.4 million, respectively, with no amortization. During the third quarter of fiscal 2005, we finalized the Acquisition purchase price allocation with the assistance of a third party valuation of certain intangible assets that had been categorized as goodwill.

Debt Issuance Costs. Our debt issuance costs net of amortization were $19.1 million, $20.3 million, and $21.8 million as of August 28, 2005, February 27, 2005, and August 29, 2004, respectively. Our debt issuance costs consisted of costs associated with United Agri Products, Inc.’s revolving credit facility, United Agri Products, Inc.’s 8 1/4% Senior Notes due 2011 (the “8 1/4% Senior Notes”), and our 10 3/4% Senior Discount Notes due 2012 (the “10 3/4% Senior Discount Notes”). Debt issuance costs of $1.0 million were recognized in the first half of fiscal year 2006 for the exchange offers relating to the 8 1/4% Senior Notes and the 10 3/4% Senior Discount Notes.

5.	Costs Associated with Asset Retirement Obligations

We had Asset Retirement Obligations related to SFAS No. 143, “Accounting for Asset Retirement Obligations” as follows:

	Twenty-Six Weeks Ended August 28, 2005	Twenty-Seven Weeks Ended August 29, 2004
	(dollars in thousands)
Beginning fiscal year balance	$2,411	$2,343
Obligations incurred	—	—
Obligations settled	—	—
Accretion expense	44	44
Cash flow revision	(9)	42

Ending Balance	$2,446	$2,429

6.	Costs Associated with Exit or Disposal Activities

We consolidated two regional sales offices and two formulating plants during the second half of fiscal 2005. The tables below show the activity related to costs associated with exit or disposal activities.

Expenses related to closure activities	Thirteen Weeks Ended August 28, 2005	Twenty-Six Weeks Ended August 28, 2005
	(dollars in thousands)
Severance expenses	$10	$(55)
Lease expense	52	52
Other cost of goods sold	32	517

Total cost of goods sold	94	514
Other income	—	(24)

Total closure expenses	$94	$490

Liability balance related to closure activities	As of August 28, 2005	As of February 27, 2005
	(dollars in thousands)
Beginning fiscal year balance	$(724)	$—
Additional expense recognized	(490)	(903)
Severance and other expenses settled	908	179

Total	$(306)	$(724)

Total estimated closure expenses and total expenses recognized to date for the above consolidating activities are $1.4 million.

7.	Income Taxes

The following table summarizes the factors causing our income taxes to differ from U.S. federal statutory rates for the thirteen and twenty-six weeks ended August 28, 2005, and the thirteen and twenty-seven weeks ended August 29, 2004:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended August 28, 2005	Twenty-Seven Weeks Ended August 29, 2004
	August 28, 2005	August 29, 2004
	(dollars in thousands)
U.S. federal statutory rate	$13,510	$12,444	$42,167	$27,150
Dividends on shares of stock held in rabbi trust	(103)	—	(185)	—
State income taxes	1,611	1,261	5,233	2,709
Foreign credits and other	273	53	567	393

Total	$15,291	$13,758	$47,782	$30,252

The components of our income tax provision are as follows:

Income tax provision (benefit)	Thirteen Weeks Ended		Twenty-Six Weeks Ended August 28, 2005	Twenty-Seven Weeks Ended August 29, 2004
	August 28, 2005	August 29, 2004
	(dollars in thousands)
Current:
U.S. federal	$13,430	$(1,894)	$44,855	$2,187
U.S. state	1,798	(184)	6,051	282
Outside United States	1,646	1,754	3,440	4,125
Effect of foreign currency exchange on deferred taxes	27	—	19	—

Total current	16,901	(324)	54,365	6,594
Deferred:
U.S. federal	(1,396)	12,638	(5,746)	21,232
U.S. state	(187)	1,444	(818)	2,426
Outside United States	—	—	—	—
Effect of foreign currency exchange on deferred taxes	(27)	—	(19)	—

Total deferred	(1,610)	14,082	(6,583)	23,658

Total	$15,291	$13,758	$47,782	$30,252

As of August 29, 2004, we fully utilized the net operating tax loss of $37.7 million for the period from the date of the Acquisition through February 22, 2004. We anticipate that we will use the $0.4 million long-term foreign tax credit in the current year. The deferred tax balances as of August 28, 2005 are based on information known as of the date of this report.

8.	Debt

Total current and long-term debt as of August 28, 2005, February 27, 2005, and August 29, 2004, consisted of the following:

	August 28, 2005	February 27, 2005	August 29, 2004
	(dollars in thousands)
Total debt
Revolving credit facility	$—	$55	$180,299
8 1/4% Senior Notes	203,500	203,500	225,000
10 3/4% Senior Discount Notes, at accreted value	97,651	92,448	87,759

Total debt	301,151	296,003	493,058
Less: current portion
Revolving credit facility	—	55	180,299

Total long-term debt	$301,151	$295,948	$312,759

United Agri Products, Inc.’s $500.0 million asset based revolving credit facility will mature in 2008.

At August 28, 2005, there was $500.0 million of borrowing availability under the revolving credit facility and United Agri Products Inc. had borrowing capacity thereunder of $486.7 million (after giving effect to $13.3 million of letters of credit under the sub-facility).

On December 29, 2004, $21.5 million of the 8 1/4% Senior Notes were redeemed with proceeds from the Common Stock Offering. In addition, United Agri Products, Inc. may redeem some or all of the remaining 8 1/4% Senior Notes at a redemption price that may include a redemption premium and a make-whole premium.

The increase in the 10 3/4% Senior Discount Notes is due primarily to accretion of the discount.

As of August 28, 2005, management believes approximately $58 million of permitted distributions were available under our restricted payment covenant in our indenture governing the 10 3/4% Senior Discount Notes before giving effect to the September 1, 2005 dividend payment of $8.2 million.

9.	Commitments and Contingencies

We are a party to a number of lawsuits and claims arising out of the operation of our businesses. After taking into account liabilities recorded, management believes the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations, or liquidity.

10.	Employee Benefit Plans

Management Incentive Program. We have a management incentive plan for key officers and employees, based on growth, profitability, individual performance of each operating center and key performance metrics. Amounts charged to expense totaled $7.8 million and $27.1 million for the thirteen and twenty-six weeks ended August 28, 2005, respectively, and $10.7 million and $29.9 million for the thirteen and twenty-seven weeks ended August 29, 2004, respectively.

Retirement Program for Canadian Employees. United Agri Products Canada, Inc., (“UAP Canada”) one of our subsidiaries, currently has two retirement plans for employees of UAP Canada. They are eligible to participate in these plans after completing one year of service. One plan is an optional RRSP/DPSD Defined Contribution plan. UAP Canada matches 50% of an employee’s first 6% of contributions to the plan.

The second plan is a Defined Benefit plan. UAP Canada is responsible for funding this plan and is currently contributing at a rate of 7.10% of payroll. Benefits are based on years of credited service and average compensation in the last 5 years of service. Components of the UAP Canada pension plan are reported below.

The change in pension benefit costs is as follows:

Pension benefit costs	Thirteen Weeks Ended		Twenty-Six Weeks Ended August 28, 2005	Twenty-Seven Weeks Ended August 29, 2004
	August 28, 2005	August 29, 2004
	(dollars in thousands)
Service cost for benefits earned during the period	$93	$107	$162	$214
Interest cost on benefit obligations	48	51	83	102
Assumed return on plan assets	(38)	(47)	(66)	(94)

Total pension benefit costs	$103	$111	$179	$222

11.	Equity

Stock Options. The changes in the outstanding stock options under our two stock option plans during the thirteen and twenty-six weeks ended August 28, 2005, and the thirteen and twenty-seven weeks ended August 29, 2004, are summarized below:

Stock options	Shares subject to option	Weighted-average Exercise price per share
Balance at February 27, 2005	3,359,535	$2.56
Granted	—
Exercised	(37,259)	$2.56
Forfeited / lapsed	(13,550)	$2.56

Balance at August 28, 2005	3,308,726	$2.56

Vested at August 28, 2005	2,504,568	$2.56

Balance at February 22, 2004	2,789,115	$2.56
Granted	629,047	$2.56
Exercised	—
Forfeited / lapsed	—

Balance at August 29, 2004	3,418,162	$2.56

Vested at August 29, 2004	351,762	$2.56

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

As of August 28, 2005, there were 1,804,625 shares of our common stock remaining in the Rabbi Trust. The shares of common stock held by the Rabbi Trust are issued and outstanding, and therefore participate in dividends and are included in the calculation of the weighted average share computation.

Dividends Declared and Paid. On July 18, 2005, our board declared a quarterly dividend on our common stock in the amount of $0.1625 per share. The record date for the dividend payment was August 15, 2005, and the payment date was September 1, 2005. We paid a $0.125 per share dividend on June 1, 2005.

Long-Term Incentive Plan. During the thirteen weeks ended August 28, 2005, 2,000 restricted stock units (“RSU’s”) were granted to certain employees and management pursuant to our 2004 Long-Term Incentive Plan. A total of 249,575 RSU’s have been granted and 250 RSU’s have been forfeited in the twenty-six weeks ended August 28, 2005. There were 249,325 RSU’s outstanding at August 28, 2005. The RSU’s vest ratably over four years, 25% on each of the four anniversaries of the grant date. We recorded $0.3 million and $0.4 million as compensation expense for the thirteen and twenty-six week periods ended August 28, 2005.

On April 29, 2005, our board of directors adopted a directors deferred compensation plan (the “Director DCP”). The Director DCP allows our non-employee directors to elect to defer payment of all or a portion of their fees and have such amounts credited under the plan in the form of deferred shares. Our board of directors (or its compensation committee) may also grant our non-employee directors deferred shares under the Director DCP. Each deferred share represents the right to receive one share of common stock on the applicable payment date, subject to adjustment in the event of a stock split or similar event affecting UAP Holding Corp.’s common stock. Deferred shares become payable immediately upon termination of the director’s service. Shares delivered under the Director DCP in respect of an award of deferred shares are charged against the share limits of our 2004 Long-Term Incentive Plan. The Director DCP prohibits the assignment of the deferred shares except upon a director’s death. There were no restricted stock units outstanding under the Director DCP as of August 28, 2005.

Preferred Stock. Upon consummation of the Common Stock Offering, we eliminated the Series A Redeemable Preferred Stock in its entirety. As of August 29, 2004, the outstanding amount of Series A Redeemable Preferred Stock of $36.1 million included $2.2 million of accrued dividends.

12.	Business Segment and Related Information

We operate in one segment. Net sales and long-lived assets by geographical area are as follows:

Net sales	Thirteen Weeks Ended		Twenty-Six Weeks Ended August 28, 2005	Twenty-Seven Weeks Ended August 29, 2004
	August 28, 2005	August 29, 2004
	(dollars in thousands)
United States	$727,350	$676,444	$2,049,850	$1,903,033
Canada	30,109	27,537	64,519	59,437

Total	$757,459	$703,981	$2,114,369	$1,962,470

Long-lived assets	August 28, 2005	February 27, 2005	August 29, 2004
	(dollars in thousands)
United States	$178,245	$178,056	$175,049
Canada	3,941	4,098	4,027

Total	$182,186	$182,154	$179,076

Net sales by product category are as follows:

Net sales by product category	Thirteen Weeks Ended		Twenty-Six Weeks Ended August 28, 2005	Twenty-Seven Weeks Ended August 29, 2004
	August 28, 2005	August 29, 2004
	(dollars in thousands)
Chemicals	$570,455	$533,623	$1,293,995	$1,257,721
Fertilizer	146,844	128,536	483,271	409,269
Seed	22,671	26,360	298,969	259,971
Other	17,489	15,462	38,134	35,509

Total	$757,459	$703,981	$2,114,369	$1,962,470

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

13.	Subsequent Events

On September 19, 2005, we announced a restructuring of our organization and management. As part of the restructuring, we consolidated ten of our regional distribution organizations into five, closed one regional finance center, and further centralized and consolidated various accounting and administrative functions. Further, we have terminated approximately 100 employees located throughout the United States. We anticipate completing the majority of the restructuring in the third quarter of our fiscal year 2006.

We anticipate these activities will result in a total restructuring charge of approximately $1.1 to $1.5 million, primarily related to the payment of one-time termination benefits. The entire amount of this restructuring charge is expected to be paid in cash over the next twelve months.

On October 6, 2005, our board declared a quarterly dividend on our common stock in the amount of $0.1625 per share. The record date for the dividend payment will be November 15, 2005, and the payment date will be December 1, 2005.

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

Unless the context requires otherwise, all references to “Company,” “we,” “us,” “ours”, and “UAP” refer specifically to UAP Holding Corp. and its consolidated subsidiaries. Additionally, all references to “UAP Holdings Corp.” refer specifically only to UAP Holding Corp., excluding its subsidiaries, and all references to “United Agri Products” refer specifically only to United Agri Products, Inc., and its subsidiaries, and all references to “United Agri Products, Inc.” refer specifically to United Agri Products, Inc., excluding its subsidiaries.

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations for the periods presented. You should read this analysis in conjunction with our condensed consolidated financial statements and notes thereto appearing elsewhere in this report. The results of operations for the thirteen and twenty-six weeks ended August 28, 2005, are not necessarily indicative of the results to be expected for other interim periods or for the full fiscal year. This section should also be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 27, 2005.

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

The three primary product areas of the agricultural and non-crop input markets are chemicals, seed, and fertilizer. Our industry in general is affected by a number of factors including but not limited to, cost to distribute products, customer financial condition, local and national laws and regulations, economic conditions, employment, inflation, political climate, interest rates, fuel prices and weather patterns.

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

Background

We market a comprehensive line of products including chemicals, seed, and fertilizer to growers and regional dealers. In addition to our product offering, we provide a broad array of value-added services including crop management, biotechnology advisory services, custom blending, inventory management and custom applications of crop inputs. The products and services we offer are critical to growers because they lower the overall cost of crop production and improve crop quality and yield. As a result of our broad scale and scope, we provide leading agricultural input companies with an efficient means to access a highly fragmented customer base of farmers and growers.

We will continue to seek to grow our business, improve margins and reduce working capital through the following principal strategies:

•	Leveraging our scale;

•	Expanding our presence in seed, fertilizer, branded and non-crop products; and

•	Targeting continued margin enhancement and working capital management.

Recent Initiatives

Improving our Nationwide Network. One of our key initiatives is to grow our business by leveraging our size and leading market share across North America. We study our market share by state, county, and customer, and develop sales initiatives at a local and regional level to address any gaps and opportunities we have in our network on chemical, seed, and fertilizer. Where our data indicates an opportunity, we have the potential to add sales personnel and/or locations and assets to fill in gaps in our coverage. We have addressed the non-crop markets with a focused management team, and have made modifications to our sales coverage and asset base in those markets.

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

Seed and Fertilizer Revenue Growth. We have experienced revenue growth in both of these product areas and believe there are significant growth opportunities going forward. As seed varieties continue to be enhanced through biotechnology we believe they will serve as a growth platform due to the increased value-added nature of their sale to the customer. We intend to leverage our growth in the seed business through: advanced technical training of our sales-force, hiring and strategically placing experienced salespeople, using incentive compensation plans, incorporating seed-specific performance goals, nurturing our relationships with our seed suppliers and targeting new retail and wholesale opportunities to enhance our sales presence in regions where gaps exist. We will also leverage our growth in the fertilizer business by nurturing relationships with fertilizer suppliers and by making modest investments in storage and blending facilities in regions where gaps exist.

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

RESULTS OF OPERATIONS

Analysis of Condensed Consolidated Statements of Earnings

	Thirteen Weeks Ended		Percent Change	Twenty-Six Weeks Ended August 28, 2005	Twenty-Seven Weeks Ended August 29, 2004	Percent Change
	August 28, 2005	August 29, 2004
	(dollars in thousands, except share data)
Net Sales	$757,459	$703,981	7.6%	$2,114,369	$1,962,470	7.7%
Cost of goods sold	647,700	596,959	8.5%	1,835,858	1,719,714	6.8%

Gross profit	109,759	107,022	2.6%	278,511	242,756	14.7%
Selling, general and administrative expenses	73,688	70,436	4.6%	160,037	153,392	4.3%
Gain on sale of assets	(1,455)	(32)	4446.9%	(1,473)	(604)	143.9%
Royalties, service charges and other income and expenses	(10,040)	(10,762)	-6.7%	(17,824)	(13,435)	32.7%

Operating income	47,566	47,380	0.4%	137,771	103,403	33.2%
Third party interest expense	8,966	9,951	-9.9%	17,294	22,083	-21.7%
Finance related and other charges	—	1,875	NM	—	3,750	NM

Income before income taxes	38,600	35,554	8.6%	120,477	77,570	55.3%
Income tax expense	15,291	13,758	11.1%	47,782	30,252	57.9%

Net income	$23,309	$21,796	6.9%	$72,695	$47,318	53.6%

Basic earnings per share	$0.46	$0.46	0.0%	$1.44	$1.00	44.0%
Diluted earnings per share	$0.44	$0.43	2.3%	$1.39	$0.94	47.9%
NM = Not Meaningful

Effective tax rate	39.6%	38.7%		39.7%	39.0%

Comparison as a Percent of Net Sales:
Gross margin	14.5%	15.2%		13.2%	12.4%
Selling, general and administrative expenses	9.7%	10.0%		7.6%	7.8%
Operating income	6.3%	6.7%		6.5%	5.3%
Income before income taxes	5.1%	5.1%		5.7%	4.0%
Net income	3.1%	3.1%		3.4%	2.4%

Thirteen Weeks Ended August 28, 2005, Compared to Thirteen Weeks Ended August 29, 2004

Net Sales. Sales increased to $757.5 million in the thirteen weeks ended August 28, 2005, compared to $704.0 million for the thirteen weeks ended August 29, 2004.

Sales of chemicals increased to $570.5 million in the thirteen weeks ended August 28, 2005, from $533.6 million in the thirteen weeks ended August 29, 2004. Share gains in the Midwest, Texas, and the Midsouth, helped overcome lower sales in the North Plains. Also, we now bill directly the Monsanto bulk herbicide business which during fiscal 2005 were commissioned agent transactions. Higher volumes of glyphosate herbicides more than offset lower end user unit prices for glyphosate products, while insecticide and fungicide treatments were up compared to last year due to an increase in disease and insect infestations. Sales of fertilizer increased to $146.8 million in the thirteen weeks ended August 28, 2005, from $128.5 million in the thirteen weeks ended August 29, 2004. The increase was due to higher pricing offsetting slightly lower volumes as growers marginally reduced fertilizer applications due to higher prices. Sales of seed decreased to $22.7 million in the thirteen weeks ended August 28, 2005, from $26.4 million in the thirteen weeks ended August 29, 2004. The decrease was due primarily to lower sales of soybean seed in the Midwest because of earlier seasonal plantings. Sales of other products increased slightly to $17.5 million in the thirteen weeks ended August 28, 2005, from $15.5 million in the thirteen weeks ended August 29, 2004, due to an increase in application fees.

Cost of Goods Sold. Cost of goods sold was $647.7 million in the thirteen weeks ended August 28, 2005, compared to $597.0 million in the thirteen weeks ended August 29, 2004. Gross profit (net sales less cost of goods sold) was $109.8 million in the thirteen weeks ended August 28, 2005, compared to $107.0 million in the thirteen weeks ended August 29, 2004. Gross margin (gross profit as a percentage of net sales) was 14.5% in the thirteen weeks ended August 28, 2005, compared to 15.2% in the thirteen weeks ended August 29, 2004. The increase in gross profit was primarily due to lower supply chain costs and slightly better application margins, which were offset by the volume decline in seed and some erosion in the profitability of glyphosate herbicides. The decrease in gross margin is due primarily to higher fertilizer prices as well as lower glyphosate margins. Gross profit includes supplier rebates, which are accrued monthly based on actual sales at the most likely estimated rates by supplier, then finalized in our fourth quarter and the accrual adjusted as necessary.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased to $73.7 million in the thirteen weeks ended August 28, 2005, from $70.4 million in the thirteen weeks ended August 29, 2004. SG&A expenses were 9.7% of sales during the thirteen weeks ended August 28, 2005, and 10.0% of sales during the thirteen weeks ended August 29, 2004. The increase in expenses was due to higher personnel costs and professional expenses associated with becoming an independent public company, fewer recoveries of bad debt and increased vehicle expenses including fuel as compared to the thirteen weeks ended August 29, 2004. The SG&A expenses for the thirteen weeks ended August 29, 2004, include $0.3 million of management fees paid to Apollo Management.

Royalties, Service Charges and Other Income and Expenses. These items include royalty income generated by our proprietary products group, service charge income paid by customers who do business with us on terms, and equity earnings in an unconsolidated subsidiary, as well as other items. Other income decreased to $10.0 million in the thirteen weeks ended August 28, 2005, from $10.8 million in the thirteen weeks ended August 29, 2004. Higher royalty income during the thirteen weeks ended August 28, 2005, was offset by a gain on a post closing settlement of an acquisition during the thirteen weeks ended August 29, 2004. Higher royalties are a result of the market success of those products from which we receive royalty payments.

Third Party Interest Expense. Interest expense decreased $1.0 million to $9.0 million in the thirteen weeks ended August 28, 2005, from $10.0 million for the thirteen weeks ended August 29, 2004. The decrease was due to interest on preferred stock redeemed in October and November 2004, and interest relating to $21.5 million of 8 1/4% Senior Notes which were redeemed in December 2004.

Finance Related and Other Charges. Finance related and other charges for the thirteen weeks ended August 29, 2004, consist of $1.9 million of transition services agreement expenses with ConAgra Foods related to the Acquisition.

Income Taxes. The effective income tax rate was 39.6% for the thirteen weeks ended August 28, 2005, versus 38.7% for the thirteen weeks ended August 29, 2004.

Twenty-Six Weeks Ended August 28, 2005, Compared to Twenty-Seven Weeks Ended August 29, 2004

Net Sales. Sales increased to $2,114.4 million in the twenty-six weeks ended August 28, 2005, compared to $1,962.5 million for the twenty-seven weeks ended August 29, 2004. Sales of proprietary chemical and seed products were 14.6% of total chemical and seed sales in the twenty-six weeks ended August 28, 2005, compared to 14.4% for the twenty-seven weeks ended August 29, 2004, reflecting our strategy to grow sales of proprietary products.

Sales of chemicals increased to $1,294.0 million in the twenty-six weeks ended August 28, 2005, from $1,257.7 million in the twenty-seven weeks ended August 29, 2004. Share gains in the Midwest, Texas, the Midsouth and Southeast, helped overcome lower non-crop sales and slightly lower chemical tolling revenue due to the rationalization of two non-strategic formulation facilities that had provided toll-manufacturing services. Also, we now bill directly the Monsanto bulk herbicide business which during fiscal 2005 were commissioned agent transactions. Higher volumes of glyphosate herbicides more than offset lower end user unit prices for glyphosate products, while insecticide and fungicide treatments were up compared to last year due to an increase in disease and insect infestations. Sales of fertilizer increased to $483.3 million in the twenty-six weeks ended August 28, 2005, from $409.3 million in the twenty-seven weeks ended August 29, 2004. The increase was due to higher pricing, offsetting slightly lower volumes. The slightly lower fertilizer volumes are due to lower in season applications as a result of higher prices, partially offset by higher early season fertilizer applications that normally occur in the fall and winter but were delayed into the spring due to wet weather. Sales of seed increased to $299.0 million in the twenty-six weeks ended August 28, 2005, from $260.0 million in the twenty-seven weeks ended August 29, 2004. The increase was due primarily to sales growth on both third party and proprietary brands and higher prices due to increased sales of seed with enhanced traits. Sales of other products increased slightly to $38.1 million in the twenty-six weeks ended August 28, 2005, from $35.5 million in the twenty-seven weeks ended August 29, 2004, due to an increase in application fees.

Cost of Goods Sold. Cost of goods sold was $1,835.9 million in the twenty-six weeks ended August 28, 2005, compared to $1,719.7 million in the twenty-seven weeks ended August 29, 2004. Gross profit (net sales less cost of goods sold) was $278.5 million in the twenty-six weeks ended August 28, 2005, compared to $242.8 million in the twenty-seven weeks ended August 29, 2004. Gross margin (gross profit as a percentage of net sales) was 13.2% in the twenty-six weeks ended August 28, 2005, compared to 12.4% in the twenty-seven weeks ended August 29, 2004. The increase in gross profit and gross margin was due partially to an increase in cost of sales of $17.4 million in the twenty-seven weeks ended August 29, 2004, resulting from purchase accounting for the Acquisition. At the Acquisition, the inventory on our books was written up $21.1 million to fair market value. As this inventory was sold, it increased cost of sales by $17.4 million in the twenty-seven weeks ended August 29, 2004. The remaining increase in gross profit was due primarily to lower supply chain costs, growth in seed and fertilizer sales, and growth in insecticide and fungicide sales. These gains were partially offset by some erosion in the profitability of glyphosate herbicides and plant growth regulators. Gross profit includes rebates, which are accrued monthly based on actual sales at the most likely estimated rates by supplier, then finalized in our fourth quarter and the accrual adjusted as necessary.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased to $160.0 million in the twenty-six weeks ended August 28, 2005 from $153.4 million in the twenty-seven weeks ended August 29, 2004. SG&A expenses decreased slightly to 7.6% of sales during the twenty-six weeks ended August 28, 2005, from 7.8% of sales during the twenty-seven weeks ended August 29, 2004. The increase in expenses was due to higher personnel costs and professional expenses associated with becoming an independent public company, higher insurance costs, fewer recoveries of bad debt, and increased vehicle expenses including fuel. These increases were partially offset by having one less week of operating expenses in the twenty-six weeks ended August 28, 2005. The SG&A expenses for the twenty-seven weeks ended August 29, 2004 include $0.5 million of management fees paid to Apollo Management.

Royalties, Service Charges and Other Income and Expenses. These items include royalty income generated by our proprietary products group, service charge income paid by customers who do business with us on terms, and equity earnings in an unconsolidated subsidiary, as well as other items. Other income increased to $17.8 million in the twenty-six weeks ended August 28, 2005, from $13.4 million in the twenty-seven weeks ended August 29, 2004. The increase was due to higher royalty income during the twenty-six weeks ended August 28, 2005, slightly offset by a gain on a post closing settlement of an acquisition during the twenty-seven weeks ended August 29, 2004. Higher royalties are a result of the market success of those products from which we receive royalty payments.

Third Party Interest Expense. Interest expense was $4.8 million lower at $17.3 million in the twenty-six weeks ended August 28, 2005, compared to $22.1 million for the twenty-seven weeks ended August 29, 2004. The twenty-seven weeks ended August 29, 2004, included interest expense on preferred stock redeemed in October and November 2004 and interest relating to $21.5 million of the 8 1/4% Senior Notes redeemed in December 2004, and $1.9 million of interest paid to ConAgra Foods for the acquisition.

Finance Related and Other Charges. Finance related and other charges for the twenty-seven weeks ended August 29, 2004, consist of $3.8 million transition services agreement expenses with ConAgra Foods related to the Acquisition.

Income Taxes. The effective income tax rate was 39.7% for the twenty-six weeks ended August 28, 2005, versus 39.0% for the twenty-seven weeks ended August 29, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal liquidity requirements are for working capital, consisting primarily of receivables, inventories, pre-paid expenses, reduced by accounts payable and accrued expenses, capital expenditures, debt service, and dividends on our common stock. We will fund our liquidity needs, including dividend payments, with cash generated from operations and, to the extent necessary, through borrowings under our revolving credit facility. In addition, we expect to fund any growth capital expenditures with cash generated from operations, reductions in working capital and incremental debt.

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

Cash flows provided (used) by operating activities totaled $14.5 million in the twenty-six weeks ended August 28, 2005, compared to ($311.7) million in the twenty-seven weeks ended August 29, 2004. The improvement in net cash provided by operating activities in the current period versus the prior period is due primarily to better overall payment terms from suppliers and a change in the timing of prepayments to chemical and seed suppliers. We made larger prepayments to chemical and seed suppliers in the fourth quarter of fiscal 2005, significantly reducing payment obligations to suppliers in the twenty-six weeks ended August 28, 2005. However, in the fourth quarter of fiscal 2004, we decided not to make significant prepayments to suppliers. Instead, we primarily paid on regular trade terms during the twenty-seven weeks ended August 29, 2004, resulting in more payments to suppliers. This was partially offset by higher trade receivables from increased sales and higher inventories. Inventories were up due to higher levels of fungicide products and higher fertilizer inventory levels resulting from increased fertilizer costs per ton.

Cash flows used in investing activities totaled $3.7 million for the twenty-six weeks ended August 28, 2005, and $63.3 million for the twenty-seven weeks ended August 29, 2004. Additions to property, plant and equipment were $6.4 million in the twenty-six weeks ended August 28, 2005, compared to $6.1 million in the twenty-seven weeks ended August 29, 2004. Capital spending during the twenty-six weeks ended August 28, 2005 was for a variety of projects; the largest was related to a fertilizer terminal expansion project. During the twenty-seven weeks ended August 29, 2004, the company made the final acquisition payment to ConAgra Foods for $58.2 million.

Cash flows provided (used) by financing activities were ($1.5) million in the twenty-six weeks ended August 28, 2005, compared to $223.2 million in the twenty-seven weeks ended August 29, 2004. Cash flows provided by financing activities for August 29, 2004, reflect borrowings under our revolving credit facility used to accommodate our seasonal working capital needs. We actively manage our cash balances which results in check float on zero balance accounts. The net change in float was $5.8 million and $42.9 million for the periods ending August 28, 2005, and August 29, 2004, respectively. Dividends paid to common stockholders were $6.3 million for the twenty-six weeks ended August 28, 2005. No dividends were paid in the twenty-seven weeks ended August 29, 2004.

Credit Facility. At August 28, 2005, there was $500.0 million of borrowing availability under the revolving credit facility and United Agri Products, Inc. had borrowing capacity thereunder of $486.7 million after giving effect to $13.3 million of letters of credit under the sub-facility. At August 28, 2005, we had no short-term debt outstanding under our revolving credit facility compared to an outstanding balance of $180.3 million at August 29, 2004. We were able to reduce our borrowings compared to the same period a year ago by increasing our terms with our suppliers.

Since inception of the credit facility, we have been in compliance with its financial covenants. During the fifty-two weeks ended August 28, 2005, outstanding borrowings (net of cash on hand) reached a period end peak of $275.2 million on October 24, 2004, while cash on hand reached a period end peak of $57.6 million on August 28, 2005. Our average period end borrowings (net of cash on hand) for the fifty-two week period ended August 28, 2005, were approximately $61.7 million.

Obligations and Commitments

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts). We enter into unconditional purchase obligation arrangements in the normal course of business to ensure that adequate levels of sourced product are available to us. There were no material changes outside the ordinary course of business during the thirteen or twenty-six weeks ended August 28, 2005.

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

Dividend Policy

Currently we intend to pay quarterly cash dividends on our common stock at an annual rate of $0.65 per share. On July 18, 2005, our board declared a quarterly dividend on our common stock in the amount of $0.1625 per share. The record date for the dividend payment was August 15, 2005, and the payment date was September 1, 2005. We paid a $0.125 dividend per share on June 1, 2005.

There are no assurances that we will declare or pay any cash dividends in the future. The declaration and payment of future dividends to holders of our common stock is at the discretion of our board of directors and depends upon many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors our board of directors deems relevant. The terms of our indebtedness, including the revolving credit facility and the indentures governing the 8 1/4% Senior Notes and the 10 3/4% Senior Discount Notes, may also restrict us from paying cash dividends on our common stock under some circumstances. As of August 28, 2005, management believes approximately $58 million of permitted distributions were available to pay dividends under our restricted payment covenant in our indenture governing the 10 3/4% Senior Discount Notes before giving effect to the September 1, 2005 dividend payment of $8.2 million.

In the past, cash flow provided by our operating activities has been highly variable, resulting in negative cash flow during certain periods. Because of the variability, if our cash flows from operating activities are insufficient to fund dividend payments at intended levels, we may need to reduce or eliminate dividends or, to the extent permitted by our debt agreements, fund all or part of the dividends with additional debt or other sources of cash. To the extent we pay dividends, the amount of cash available to us to pay the principal and interest on our outstanding debt will be reduced. A failure to pay the principal or interest on our debt would constitute an event of default under the applicable debt agreements, giving the holders of the debt the right to accelerate its maturity. If any of our debt is accelerated, we may not have sufficient cash available to repay it in full and we may be unable to refinance it on satisfactory terms or at all. An event of default under debt agreements, or an acceleration of the debt thereunder, could also trigger an event of default under other debt agreements. Furthermore, if we fund dividends with additional debt, our interest expense will increase, which may cause a further reduction in the amount of cash available to us. Subject to certain restrictions in the indentures governing the 8 1/4% Senior Notes and the 10 3/4% Senior Discount Notes, additional debt could be secured and therefore effectively be senior to the 8 1/4% Senior Notes and the 10 3/4% Senior Discount Notes.

Critical Accounting Policies

The process of preparing financial statements requires the use of estimates on the part of management. The estimates used by management are based on our historical experiences combined with management’s understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and results of operations and require significant or complex judgment on the part of management. There has been no material change in accounting policies considered critical by our management. However we have refined our methodology for estimating chemical rebates receivable in response to changes in supplier rebate programs.

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

Our average period end borrowings under the revolving credit agreement (net of cash on hand) for the fifty-two week period ended August 28, 2005, were approximately $61.7 million. The revolving credit facility is affected by changes in interest rates. Based upon the amount of our average period end borrowings (net of cash on hand) for the fifty-two week period ended August 28, 2005, a one percentage point change in the assumed weighted average interest rate on such credit facility would change our annual interest expense by $0.6 million.

Our foreign currency risk is limited primarily to the exchange rate differential in the Canadian and US dollar. The exchange rate was 0.8339, 0.8074, and 0.7603, at August 28, 2005, February 27, 2005, and August 29, 2004, respectively. The exchange rate has been between 0.7851 and 0.8430 for the twenty-six weeks ended August 28, 2005. A 1% change in the exchange rate has approximately a $0.4 million impact on the balance sheet value.

Changes in energy prices have a direct impact on our fuel costs. Over the past year the national weekly average per gallon price of diesel has increased from approximately $1.87 to $2.59 and gasoline has increased from $1.83 to $2.58 as of August 28, 2005. These price increases impact our supply chain and selling expenses. Based on our usage mix of these two fuels, we estimate that on average we have experienced a 30% increase in fuel prices year over year through the second quarter. Based on our historic usage, a $0.15 increase in the annual average per gallon price of fuel would increase our fuel expense by $1.0 million. Higher fuel prices also affect our customers such that higher expenses for fuel and higher prices for fertilizer inputs may reduce the cash or credit available to our customers with which they purchase other inputs or services from us.

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

PART II. OTHER INFORMATION

Items 1, 2, 3, and 5 are not applicable and have been omitted.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The first annual meeting of stockholders was held on July 18, 2005.

(b)	Directors elected at the meeting were: L. Kenneth Cordell, Carl J. Rickertsen, and Thomas R. Miklich.

Incumbent Directors whose terms expire in subsequent years are: Joshua J. Harris, Robert Katz, Marc E. Becker, Stan Parker, and William H. Schumann, III.

(c)	The matters voted upon at the meeting and the results of the voting were as follows:

(1)	Election of Directors:

	CLASS	TERM EXPIRING	FOR	WITHHELD
L. Kenneth Cordell	I	2008	45,685,838	1,604,473
Carl J. Rickertsen	I	2008	47,165,286	125,025
Thomas R. Miklich	I	2008	46,300,859	989,452

(2)	Ratification of Appointment of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm for the 2006 Fiscal Year ending February 26, 2006:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
46,671,932	616,275	2,104	3,144,061

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 11, 2005

UAP HOLDING CORP. (Registrant)

By:	/s/ David W. Bullock
David W. Bullock
Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory on behalf of Registrant)