Form 10-Q/A
period 2005-11-27
UAP HOLDING CORP
filed 2006-01-11
CIK 1279529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Class	Outstanding at January 5, 2006
Common Stock, par value $0.001 per share	50,477,648 shares

EXPLANATORY NOTE REGARDING AMENDMENT NO. 1

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) hereby amends the Form 10-Q of UAP Holding Corp. (the “Company”) for the quarterly period ended November 27, 2005, as originally filed with the Securities and Exchange Commission on January 10, 2006 (the “Original Filing”). The Amendment is being filed solely to correct an inadvertent typographical error on the cover page of the Original Filing relating to the Company’s status as a non-accelerated filer.

For the convenience of the reader, the Amendment sets forth the Original Filing in its entirety, with the exception of the correction described above. In addition, this Amendment has been signed as of a current date and all certifications of the Company’s Chief Executive Officer and Chief Financial Officer are given as of a current date. This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update the Original Filing in any way other than to correct the inadvertent typographical error described above.

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

Date: January 11, 2006

UAP HOLDING CORP.
(Registrant)

By:	/s/ David W. Bullock
David W. Bullock
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory on behalf of Registrant)