Form 10-Q
period 2006-05-28
UAP HOLDING CORP
filed 2006-07-06
CIK 1279529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2006

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

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Class	Outstanding at July 3, 2006
Common Stock, par value $0.001 per share	50,967,958 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of UAP Holding Corp.

Greeley, Colorado

We have reviewed the accompanying condensed consolidated balance sheets of UAP Holding Corp. and subsidiaries (the “Company”) as of May 28, 2006, and May 29, 2005, the related condensed consolidated statements of earnings for the 13-week period ended May 28, 2006, and the 13-week period ended May 29, 2005, the condensed consolidated statements of cash flows for the 13-week period ended May 28, 2006, and the 13-week period ended May 29, 2005, and the condensed consolidated statement of stockholders’ equity for the 13-week period ended May 28, 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of UAP Holding Corp. and subsidiaries as of February 26, 2006, and the related consolidated statements of earnings, stockholders equity, and cash flows for the year then ended (not presented herein) and in our report dated May 10, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 26, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Denver, Colorado

July 6, 2006

UAP HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share amounts)

UNAUDITED

	May 28, 2006	February 26, 2006	May 29, 2005
ASSETS
Current assets:
Cash and cash equivalents	$29,800	$79,168	$15,779
Receivables, less allowance for doubtful accounts of $14,634, $12,770 and $15,524	1,131,516	288,879	1,009,097
Inventories	714,215	730,771	681,913
Deferred income taxes	21,546	21,168	21,223
Vendor prepay	9,833	69,841	33,360
Other current assets	5,642	16,123	5,978

Total current assets	1,912,552	1,205,950	1,767,350
Property, plant and equipment	119,264	114,991	107,414
Less accumulated depreciation	(26,793)	(24,676)	(17,876)

Property, plant and equipment, net	92,471	90,315	89,538
Goodwill	35,551	27,167	34,645
Intangible assets, net	26,255	26,121	25,561
Deferred income taxes	8,674	9,951	7,544
Debt issue costs, net	15,957	17,155	20,186
Investment in unconsolidated affiliates	—	4,166	3,360
Other assets	1,715	1,085	784

Total assets	$2,093,175	$1,381,910	$1,948,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,408,791	$819,071	$1,306,343
Short-term debt	133,784	—	—
Other accrued liabilities	116,189	73,962	122,551
Income taxes payable	24,901	—	35,379
Deferred income taxes	1,496	1,433	108

Total current liabilities	1,685,161	894,466	1,464,381
Long-term debt	175,347	306,339	298,456
Other non-current liabilities	1,854	1,890	3,645
Deferred income taxes	19,152	19,476	23,156
Commitments and contingencies (note 9)
Stockholders’ equity:
Common stock, $.001 par value, 90,000,000 shares authorized, 50,967,958, 50,814,430 and 50,434,372 issued and outstanding, respectively	51	51	50
Management stock — rabbi trust	1,978	3,956	4,819
Additional paid-in capital	121,661	117,392	110,036
Retained earnings	81,377	32,606	41,547
Accumulated other comprehensive income	6,594	5,734	2,878

Stockholders’ equity	211,661	159,739	159,330

Total liabilities and stockholders’ equity	$2,093,175	$1,381,910	$1,948,968

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAP HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands, except share and earnings per share amounts)

UNAUDITED

	Thirteen Weeks Ended
	May 28, 2006	May 29, 2005
Net sales	$1,398,023	$1,356,910
Costs and expenses:
Cost of goods sold	1,212,374	1,187,739

Gross profit	185,649	169,171
Selling, general and administrative expenses	88,974	86,348
Gain on sale of assets	(250)	(18)
Restructuring costs	108	396
Royalties, service charges and other income and expenses	(7,206)	(7,761)

Operating income	104,023	90,206

Interest expense	8,289	8,328
Finance related and other charges	482	—

Income before income taxes	95,252	81,878
Income tax expense	36,936	32,491

Net income	$58,316	$49,387

Earnings per share:
Basic	$1.15	$0.98
Diluted	$1.11	$0.94
Cash dividends declared per share of common stock	$0.1875	$0.125
Weighted average shares outstanding:
Basic	50,851,510	50,432,696
Diluted	52,370,178	52,261,501

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAP HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

UNAUDITED

	Thirteen Weeks Ended May 28, 2006	Thirteen Weeks Ended May 29, 2005
Operations
Net income	$58,316	$49,387
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	2,876	2,845
Amortization of intangibles	433	340
Amortization of debt issuance costs	1,100	1,119
Accretion of discount on notes	2,792	2,508
Gain on sales of fixed assets	(250)	(18)
Equity in losses of unconsolidated affiliates	—	711
Deferred tax benefit (provision)	646	(4,969)
Stock compensation	836	173
Changes in operating assets and liabilities	(108,644)	(104,082)

Net cash used for operations	(41,895)	(51,986)
Investing
Additions to property, plant and equipment	(6,703)	(3,215)
Proceeds from sales of assets held for sale	7,542	381
Acquisition of businesses	(13,627)	—

Net cash used for investing	(12,788)	(2,834)
Financing
Checks not yet presented	12,906	23,621
Net payments on revolving line of credit	—	(55)
Debt issuance costs	(27)	(1,046)
Dividends paid	(9,528)	—
Excess tax benefits from stock based compensation arrangements	1,572	—
Proceeds from common stock options exercised	150	—

Net cash provided by financing	5,073	22,520

Net change in cash and cash equivalents	(49,610)	(32,300)
Net effect of exchange rates on cash and cash equivalents	242	(125)

Net change in cash and cash equivalents	(49,368)	(32,425)
Cash and cash equivalents at beginning of period	79,168	48,204

Cash and cash equivalents at end of period	$29,800	$15,779

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$662	$797
Net cash paid (refunded) during the period for income taxes	$1,251	$(5,291)
Dividends declared but not yet paid	$9,545	$6,305

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAP HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

UNAUDITED

	Common Stock	Rabbi Trust	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Thirteen Weeks Ended May 28, 2006
Balance at February 26, 2006	$51	$3,956	$117,392	$32,606	$5,734	$159,739
Dividends to stockholders	—	—	—	(9,545)	—	(9,545)
Rabbi trust distribution	—	(1,978)	1,978	—	—	—
Stock options exercised	—	—	300	—	—	300
Stock compensation – stock options and restricted stock units	—	—	836	—	—	836
Stock and stock option income tax benefits	—	—	1,572	—	—	1,572
Holdback for taxes on restricted stock units vested and issued	—	—	(417)	—	—	(417)
Comprehensive income:
Net income	—	—	—	58,316	—	58,316
Foreign currency translation adjustment	—	—	—	—	860	860

Total comprehensive income	—	—	—	58,316	860	59,176

Balance at May 28, 2006	$51	$1,978	$121,661	$81,377	$6,594	$211,661

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAP HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen Week Period Ended May 28, 2006, and the Thirteen Week Period Ended May 29, 2005

UNAUDITED

1. Description of the Business and Significant Accounting Policies

Interim Financial Statements. The accompanying unaudited condensed consolidated financial statements of UAP Holding Corp. and its subsidiaries (the “Company,” “UAP” “we,” “us,” “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and reflect all adjustments (consisting of normal recurring accruals and changes in estimates) which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. These financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended February 26, 2006.

Business. UAP is the largest independent distributor of agricultural and professional non-crop inputs in the United States and Canada. We market a comprehensive line of products including chemicals, fertilizer, and seed to farmers, commercial growers, and regional dealers. We have approximately 340 distribution, storage, and sales locations. We also have three formulation facilities where we blend products primarily for sale by our distribution facilities.

UAP began distribution operations in November 2003 when it acquired ConAgra Foods’ United States and Canadian Agricultural Products Businesses, excluding its wholesale fertilizer and other international crop distribution businesses.

On November 29, 2004, we consummated the initial public offering of our common stock, which is traded under the symbol “UAPH” on the NASDAQ National Market.

Principles of Consolidation. The condensed consolidated financial statements include our accounts and the accounts of all our wholly-owned subsidiaries. Significant intercompany balances and transactions are eliminated. Investments in 50% or less owned affiliates over which we do not have the ability to exercise significant control are accounted for using the equity method. During the first quarter of fiscal 2007 and fiscal year 2006, we did not have any “less than 20% owned” investments in affiliates accounted for under the equity method.

Fiscal Year. Our fiscal year operates on a 52- or 53-week period, ending on the last Sunday in February. Our fiscal years 2007 and 2006 contain 52 weeks.

Seasonality. Our and our customers’ businesses are seasonal, based upon the planting, growing, and harvesting cycles. During fiscal years 2004 through 2006, more than 75% of our net sales occurred during the first and second fiscal quarters of each year because of the condensed nature of the planting season. Because of the seasonality of sales, we experience significant fluctuations in our revenues, income, and net working capital levels. In addition, weather conditions can significantly vary quarterly results.

Since our suppliers typically operate on a crop year, which is a different year than our fiscal year, our rebate agreements with our suppliers are estimated throughout the year and adjusted, as necessary, typically in our fiscal third and fourth quarters. These adjustments can impact our margin percentages by quarter. In addition, our customers operate on a crop year and payments are cyclical throughout the year. Accordingly, our results of operations over any one quarter are not necessarily indicative of the results to be expected over the full fiscal year.

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

We accrue rebates as part of our cost of sales, primarily for chemical and seed products. As of May 28, 2006, rebates receivable are for the current crop year, which began as early as September 2005 and may end as late as January 2007, depending on the supplier. Rebates based on the amount of materials purchased are offset in cost of goods sold as inventory is sold. Rebates that are based on the amount of sales volume are offset to cost of goods sold when we estimate they have been earned based on our experience with the supplier and our anticipated sales volume of their products.

Due to the diverse nature of rebate programs, estimates of rebates earned can vary significantly from period to period and when comparing interim periods of the current and prior year, and more likely than not will trail sales. Due to changes in vendor rebate programs, our enhanced rebate tracking ability, and operating performance factors, the Company accrued more rebate earnings in the first quarter of fiscal 2007 as compared to the same period of fiscal 2006.

Accounting for Stock Based Compensation. On February 27, 2006, the Company adopted SFAS 123(R), Share Based Payments (“SFAS 123(R)”) which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors, including grants of employee stock options related to the 2003 Plan, based on the grant date estimated fair value of each award, net of estimated cancellations, over the employee’s requisite service period. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25, Accounting for Stock Issued to Employees (“APB 25”) as allowed under SFAS 123, Accounting for Stock Based Compensation (“SFAS 123”). Under the intrinsic value method, no share based compensation cost related to stock options had to be recognized in the Company’s earnings because the exercise price was at least equal to the market value of the common stock on the grant date. Because most of the Company’s stock option grants were vested prior to February 27, 2006, and because the value used to measure compensation expense for restricted shares is the same for APB 25, SFAS 123, and SFAS 123 (R), the adoption of SFAS 123(R) had less than a $20 thousand impact on the Company’s operating income, pretax income, or net income and did not affect the reported amount of basic and fully diluted earnings per share for the thirteen weeks ended May 28, 2006.

The Company elected to use the modified prospective transition method upon adoption of SFAS 123(R), which requires the application of the accounting standard as of February 27, 2006, the first day of the Company’s fiscal year 2007. In accordance with this transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Under SFAS 123(R), for share-based payment awards granted subsequent to February 27, 2006, the fair value of awards that are expected to ultimately vest is recognized as expense over the requisite service periods. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based payment awards that will ultimately vest. Forfeiture rates are based on historical rates. The estimated forfeiture rate will be adjusted if actual forfeitures differ from original estimates. The effect of any change in estimated forfeitures will be recognized through a cumulative catch-up adjustment that will be included in compensation cost in the period of the change in estimate. For share-based payment awards granted prior to February 27, 2006, the Company will recognize the remaining unvested SFAS 123 pro forma expense according to the remaining vesting conditions.

Total share-based compensation cost recognized under SFAS 123(R) for the thirteen weeks ended May 28, 2006, which is included in selling, general and administrative expenses, was $1.0 million and consists of charges associated with restricted stock units and employee stock options. The share based compensation income tax benefit recognized on this expense was $0.4 million. The share-based compensation excess income tax benefit recorded for the same period and recognized as a source of cash provided by financing activities in the condensed consolidated statement of cash flows was $1.6 million.

Prior to the adoption of SFAS 123(R), the Company presented tax benefits of deductions resulting from stock compensation as cash flows from operating activities in its statements of cash flows. SFAS 123(R) requires the cash flows from the excess tax benefits the company realizes on stock compensation to be presented as cash flows from financing activities. The tax benefit exceeds compensation expense due to tax benefits received from the issue of common stock from the rabbi trust (see “Deferred Compensation” in Note 6.)

Earnings per Share. Earnings per share are based on the weighted average number of shares of common stock outstanding during the period. The basic and diluted weighted average share calculation for the thirteen weeks ended May 28, 2006, and May 29, 2005, are presented in the following table.

Earnings per share

	Thirteen Weeks Ended
	May 28, 2006	May 29, 2005
Net income (in thousands)	$$58,316	$49,387

Weighted average shares of common stock outstanding used in computing basic earnings per share	50,851,510	50,432,696
Net effect of dilutive stock options and restricted stock units	1,518,668	1,828,805

Weighted average shares of common stock used in computing diluted earnings per share	52,370,178	52,261,501

Basic earnings per share	$1.15	$0.98

Diluted earnings per share	$1.11	$0.94

Reclassifications. Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no net impact on previously reported results of operations.

2. Acquisitions and Divestitures

In March 2006, we acquired the remaining 50% interest of our joint venture with UAP Timberland, LLC (“Timberland”) for consideration of approximately $13 million. Prior to the acquisition, Timberland was accounted for as an unconsolidated affiliate using the equity method of accounting under which UAP’s proportionate share of net income before taxes was included in “Royalties, service charges and other income and expenses” in the statements of earnings. With the acquisition, Timberland became a wholly-owned subsidiary and is now accounted for on a consolidated basis. This change contributed additional sales of approximately $27 million during the thirteen weeks ended May 28, 2006, when compared with the fiscal first quarter of 2006.

On February 28, 2006, we sold a portion of our retail locations in western Canada for total consideration of approximately $9 million. Related assets were classified as held for sale in the February 26, 2006 balance sheet. We will continue to supply the purchaser with agricultural inputs per a supply agreement negotiated as part of the sales contract. The impact to fiscal year 2007 is not expected to be material.

3. Royalties, Service Charges and Other Income and Expenses

Royalties, service charges and other income and expenses, consist of the following:

	Thirteen Weeks Ended
Royalties, service charges and other income and expenses	May 28, 2006	May 29, 2005
	(dollars in thousands)
Royalty (income)	$(3,210)	$(4,625)
Service charge (income)	(1,842)	(1,396)
Other (income)	(2,154)	(1,740)

Total	$(7,206)	$(7,761)

4. Certain Asset Accounts

Receivables and Allowance for Doubtful Accounts. Our receivables include receivables from customers net of allowances for doubtful accounts, vendor rebates receivable, and miscellaneous receivables. As of May 28, 2006, February 26, 2006, and May 29, 2005, the net receivables from customers were $955.4 million, $228.4 million, and $872.2 million, respectively, vendor rebates receivable were $158.4 million, $44.2 million, and $121.8 million, respectively, and miscellaneous receivables were $17.7 million, $16.3 million, and $15.1 million, respectively. Net receivables from customers include receivables from unconsolidated affiliates in the amounts of $0.0 million, $1.1 million, and $3.4 million as of May 28, 2006, February 26, 2006, and May 29, 2005, respectively. At May 28, 2006, February 26, 2006, and May 29, 2005, the allowance for doubtful accounts totaled $14.6 million, $12.8 million, and $15.5 million respectively.

Inventory. Inventory consists primarily of chemicals, fertilizer, and seed products purchased from our suppliers for resale to our customers. We record inventory at the lower of cost or market.

Our reserves for slow-moving and obsolete inventory items were $5.7 million, $5.4 million and $6.4 million, as of May 28, 2006, February 26, 2006, and May 29, 2005, respectively.

Inventories are comprised of the following:

Inventories	May 28, 2006	February 26, 2006	May 29, 2005
	(dollars in thousands)
Raw materials and work in process	$11,768	$15,986	$9,697
Finished goods	702,447	714,785	672,216

Total	$714,215	$730,771	$681,913

Goodwill. Goodwill represents the excess of the purchase price paid (including the cost of acquisition) over the fair value of the net assets acquired in connection with the business acquisitions. At May 28, 2006, February 26, 2006, and May 29, 2005, goodwill totaled $35.6 million, $27.2 million and $34.6 million, respectively. The $8.4 million increase during the first fiscal quarter of 2007 is related to the acquisition of Timberland (see “Acquisitions and Divestments” in Note 2). During 2006, we reduced goodwill $7.4 million to reflect the reduction of the deferred tax liability established in the initial acquisition purchase price allocation based on further refinement of our best estimate of the tax basis of various assets and liabilities.

Debt Issuance Costs. Our debt issuance costs net of amortization were $16.0 million, $17.2 million, and $20.2 million at May 28, 2006, February 26, 2006, and May 29, 2005, respectively. Our debt issuance costs consisted of costs associated with United Agri Products’ revolving credit facility, United Agri Products’ 8  1/4% Senior Notes due 2011 (the “8  1/4% Senior Notes”), and our 10  3/4% Senior Discount Notes due 2012 (the “10  3/4% Senior Discount Notes”). (Our 8  1/4% Senior Notes and 10  3/4% Senior Discount Notes together are referred to as “senior notes.”) Deferred financing costs are being amortized on a straight-line basis over the terms of the debt, which approximates the effective interest method, to which the costs relate, and the related amortization is recorded to interest expense and other amortization expenses. In conjunction with the June 2006 refinancing of the credit facility and the tender of senior notes, $16.0 million of these costs will be written-off and expensed during our second fiscal quarter. (See “Subsequent Events” in Note 14)

5. Costs Associated with Exit or Disposal Activities

During fiscal year 2006, we consolidated ten regional distribution centers into five, closed one regional finance center, and centralized and consolidated various administrative functions. We also consolidated two regional sales offices and two formulating plants during fiscal 2005.

The restructuring activities which began in fiscal year 2005 were completed during the first quarter of fiscal 2007. We have incurred $1.3 million of the estimated $1.6 million of costs for the restructuring activities which began in fiscal year 2006.

6. Share-based Compensation

Stock Compensation Plans. UAP’s share-based compensation programs include non-qualified stock options, restricted stock units, and deferred compensation. At May 28, 2006, our stock compensation programs were in accordance with the six equity compensation plans maintained by the company: the 2004 Long-Term Incentive Plan (the “2004 Plan”), the 2003 Stock Option Plan (the “2003 Plan”), the 2004 Non-Executive Director Stock Option Plan (the “Director Option Plan”), the 2003 Deferred Compensation Plan (the “2003 DCP”), the 2004 Deferred Compensation Plan (the “2004 DCP”), and the Director Deferred Compensation Plan (the “Director DCP”).

Stock Options. Our stock option plans provide non-qualified stock options to purchase authorized but unissued shares of common stock at an exercise price, term, and other terms and conditions as determined by our board of directors (or compensation committee) at the time of grant of the options. To date, the exercise price of each stock option has equaled the market price of UAP’s stock on the date of the grant.

Most options are scheduled to vest over five years and current outstanding options are scheduled to vest within the next three years.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model.

The weighted average assumptions used in the model are outlined in the following table:

Date of Grant	April 2004	November 2003
Expected Volatility	0.00%	0.00%
Expected life (years)	5.00	5.00
Risk-free interest rate	3.39%	3.28%
Dividend yield	0.00%	0.00%
Weighted average fair value of options	$0.39	$0.38

Had compensation expense been recognized for stock-based compensation plans in accordance with provisions of SFAS 123, as amended, in the first quarter of fiscal year 2006, the Company would have recorded net income and earnings per share as follows (in thousands, except per share data):

Net income as reported	$49,387
Add: Stock-based employee compensation included in reported net income, net of tax (represents restricted stock expense)	173
Less: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of tax	(185)

Pro forma net income	$49,375

Basic earnings per share:
As reported	$0.98
Pro forma	$0.98
Diluted earnings per share:
As reported	$0.94
Pro forma	$0.94

The following table summarizes information concerning options outstanding, including the related transactions under the option plans, for the thirteen weeks ended May 29, 2005, and May 28, 2006:

Stock options	Shares subject to option	Weighted- average exercise price per share
Balance at February 27, 2005 (2,531,000 shares vested and exercisable)	3,359,535	$2.56
Granted	—	$—
Exercised	—	$—
Forfeited / lapsed	—	$—

Balance at May 29, 2005 (2,541,827 shares vested and exercisable)	3,359,535	$2.56

Balance at February 26, 2006 (2,321,756 shares vested and exercisable)	2,841,272	$2.56
Granted	—	$—
Exercised	(117,254)	$2.56
Forfeited / lapsed	—	$—

Balance at May 28, 2006 (2,214,391 shares vested and exercisable)	2,724,018	$2.56

As of May 28, 2006, the aggregate intrinsic value (market value of the stock less option exercise price), which is the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options as of that date, is $55.3 million and is based on the Company’s average stock price on May 28, 2006. The total number of options exercisable (all of which were in-the-money) on May 28, 2006, was 2.2 million. The weighted average remaining contractual life was 5.5 years on May 28, 2006, for both outstanding and exercisable options.

Restricted Stock Units. Restricted stock units (“RSUs”) were granted to eligible employees and management pursuant to our 2004 Plan and are converted into shares of UAP common stock upon vesting on a one-for-one basis. Typically, vesting of RSUs is subject to employee’s continuing service to UAP. The compensation expense related to these awards is determined using the value of UAP’s common stock on the date of the grant, and; compensation is recognized over the requisite service period on a straight-line basis and is adjusted for actual forfeitures before vesting. Restricted stock units generally vest over three or four years.

The following is a summary of unvested RSU activity for the thirteen weeks ended May 28, 2006:

	Restricted Stock Units	Weighted- Average Fair Value
Balance at February 26, 2006	224,050	$15.94
Granted	510,500	$21.13
Vested	(56,074)	$15.94
Cancelled	(2,150)	$18.48

Non-vested RSUs at May 28, 2006	676,326	$19.85

As of May 28, 2006, there was approximately $12.0 million of unrecognized compensation expense, before taxes and net of estimated forfeitures, related to RSU grants, which will be recognized over a weighted average period of 3.3 years. Compensation cost related to RSUs was $1.0 million and $0.2 million for the thirteen weeks ended May 28, 2006 and May 29, 2005 respectively.

Deferred Compensation. We maintain two deferred compensation plans for the benefit of certain members of management, the 2003 DCP, which provides for the crediting of deferred shares for each executive who entered into a retention agreement at the time of UAP’s acquisition of certain of Con Agra Foods’ Agricultural Products Businesses, and the 2004 DCP, which provides for the crediting of deferred shares for each member of management who waived the right to receive a portion of their cash bonus for the 2004 fiscal year. The company established a trust (the “rabbi trust”) to hold the assets of the 2003 DCP and the 2004 DCP. The assets of the rabbi trust are subject to the claims of the company’s creditors in the event of the company’s insolvency.

As of May 28, 2006, there were 773,044 shares of our common stock remaining in the rabbi trust. The shares of common stock held by the rabbi trust are issued and outstanding, and therefore participate in dividends and are included in the calculation of the weighted average share computation. The Company receives an income tax benefit at the time the common stock is transferred from the trust to the recipient.

7. Income Taxes

The following table summarizes the factors causing income taxes to differ from U.S. federal statutory rate:

	Thirteen Weeks Ended
Factors causing income taxes to differ from U.S. federal statutory rate	May 28, 2006	May 29, 2005
	(dollars in thousands)
U.S. tax at federal statutory rate	$33,339	$28,657
Dividends on shares of stock held in rabbi trust	(51)	(82)
State income taxes	3,434	3,622
Foreign credits and other	214	294

Total	$36,936	$32,491

We currently estimate that there will be a foreign tax credit carryover of approximately $0.8 million, which will begin to expire in fiscal year 2015. We have posted no valuation allowance against the deferred tax asset for this credit carryover because, based on current projections and tax planning options, we believe it is more likely than not we will utilize these credits before they expire.

8. Debt

Total current and long-term debt as of May 28, 2006, February 26, 2006, and May 29, 2005, consisted of the following:

Debt	May 28, 2006	February 26, 2006	May 29, 2005
	(dollars in thousands)
Total debt
8 1/4 % Senior notes	$203,500	$203,500	$203,500
10 3/4 % Senior discount notes, at accreted value	105,631	102,839	94,956

Total debt	309,131	306,339	298,456
Less: current portion
Senior notes to be refinanced with revolving credit facility	133,784	—	—

Total long-term debt	$175,347	$306,339	$298,456

On June 1, 2006, substantially all of the above debt was extinguished and replaced. (See “Subsequent Events” Note 14.)

As of May 28, 2006, management believes approximately $60.9 million of permitted distributions were available to pay dividends under our restricted payment covenant in our indenture governing the 10 3/4 % Senior Discount Notes before giving effect to the June 1, 2006 dividend payment of $9.5 million. Under the new credit facility entered into on June 1, 2006, management believes that the permitted distributions available to pay dividends under the new restricted payment covenant would be approximately $75.0 million before giving effect to the June 1, 2006 dividend payment of $9.5 million.

9. Commitments and Contingencies

We are a party to a number of lawsuits and claims arising out of the operation of our businesses. After taking into account liabilities recorded, management believes the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations, or liquidity.

10. Employee Benefit Plans

Management Incentive Program. We have a management incentive plan for key officers and employees, based on growth, profitability, individual performance of each operating center, and key performance metrics. Amounts charged to expense totaled $16.9 million for the thirteen weeks ended May 28, 2006, and $19.1 million for the thirteen weeks ended May 29, 2005.

11. Dividends

Dividends Declared and Paid. On April 4, 2006, our board of directors declared a quarterly dividend on our common stock in the amount of $0.1875 per share, which equals total quarterly dividend payments of $9.5 million. The record date for the dividend payment was May 15, 2006, and the payment date was June 1, 2006.

12. Business Segment and Related Information

The company has one reporting segment engaged in the sale of agricultural inputs to growers and regional dealers.

Net sales and long-lived assets by geographical area are as follows:

	Thirteen Weeks Ended
Net sales	May 28, 2006	May 29, 2005
	(dollars in thousands)
United States	$1,371,383	$1,322,500
Canada	26,640	34,410

Total	$1,398,023	$1,356,910

Long-lived assets	May 28, 2006	February 26, 2006	May 29, 2005
	(dollars in thousands)
United States	$180,061	$175,380	$177,791
Canada	562	580	3,827

Total	$180,623	$175,960	$181,618

Long-lived assets consist of property, plant and equipment, net of depreciation, goodwill, indefinite life and amortizable intangibles, and other assets. Long-lived assets by geographical area are based on location of facilities.

Net sales by product category are as follows:

	Thirteen Weeks Ended
Net sales by product category	May 28, 2006	May 29, 2005
	(dollars in thousands)
Chemicals	$713,949	$723,540
Fertilizer	334,330	336,427
Seed	321,615	276,298
Other	28,129	20,645

Total	$1,398,023	$1,356,910

13. Related Party Transactions

On March 9, 2006, certain funds affiliated with Apollo Management V, L.P., a major stockholder of the Company, and current and former employees, including certain members of our management sold 9,322,858 of the Company’s common shares in a secondary offering pursuant to an existing registration statement. The sale, from which the Company received no proceeds, represented approximately 18.5% of the current shares outstanding. Following this sale, Apollo beneficially owned approximately 17% of our outstanding common stock. Our management team’s beneficial ownership of the Company, including vested options, decreased to approximately 6%.

14. Subsequent Events

Debt Refinancings and Early Extinguishments. On June 1, 2006, our wholly owned subsidiary, United Agri Products, Inc. refinanced its existing revolving credit facility and entered into a new senior secured credit facility. The new credit facility provides for a new six-year $175 million term loan facility and a five-year senior secured asset based revolving credit facility in an aggregate principal amount of $675 million, including $50 million for letters of credit. Availability of the revolving credit facility is subject to a borrowing base formula, which includes availability of an over-advance during certain periods. The new credit facility provides that interest rates are based on, at United Agri Products, Inc.’s option, (a) LIBOR plus the applicable margin or (b) the base rate, which will be the higher of (i) the rate publicly quoted by the Wall Street Journal as the “base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks” and (ii) the Federal Funds rate plus 0.50%, plus applicable margin.

The applicable margin for the term facility is 2.00% for LIBOR advances and 0.75% for base rate advances. The applicable margin for the revolving facility is 1.25% for LIBOR advances and 0.00% for base rate advances. The revolving facility is secured by a first-priority lien on all accounts, inventory, general intangibles related to accounts and inventory, and all proceeds of the foregoing (“Current Asset Collateral”) of UAP Holdings and its subsidiaries, and a second priority lien (subject to certain exclusions and exceptions) on other assets and proceeds of such other assets. The term facility is secured by a first-priority lien (subject to certain exclusions and exceptions) in all assets of UAP Holdings and its subsidiaries, and all proceeds thereof other than the Current Asset Collateral, and a second-priority lien in the Current Asset Collateral.

Additionally, on June 1, 2006, UAP Holding Corp. and United Agri Products, Inc. completed tender offers and consent solicitations for the 10  3/4% Senior Discount Notes due 2012 issued by UAP Holding Corp. and the 8  1/4% Senior Notes due 2011 issued by United Agri Products, Inc. The companies accepted for purchase $123.1 million principal amount at maturity of the 10  3/4% Senior Discount Notes (representing approximately 98.4% of the previously outstanding 10  3/4% Senior Discount Notes) and $203.5 million principal amount of the 8  1/4% Senior Notes representing approximately 99.9% of the previously outstanding 8  1/4% Senior Notes. Total consideration paid for the notes tendered plus accrued interest thereon was $118.8 million for the 10  3/4% Senior Discount Notes and $227.2 million for the 8  1/4% Senior Notes. These payments and related expenses were financed through borrowings under the new credit facility.

In connection with the refinancing and early extinguishment of the senior notes, the Company expects to record a pretax charge of approximately $47 million during the second quarter. This loss includes approximately $31 million for tender premiums and related transaction costs to acquire the debt and $16 million for the write-off of unamortized debt issue costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless the context requires otherwise, all references to “Company,” “we,” “us,” “ours”, and “UAP” refer specifically to UAP Holding Corp. and its consolidated subsidiaries. Additionally, all references to “UAP Holding Corp.” refer specifically only to UAP Holding Corp., excluding its subsidiaries, and all references to “United Agri Products” refer specifically only to United Agri Products, Inc., and its subsidiaries, and all references to “United Agri Products, Inc.” refer specifically to United Agri Products, Inc., excluding its subsidiaries.

We intend for this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) to provide the reader with information that will assist in understanding UAP, our consolidated financial condition, liquidity and capital resources, and results of operations for the periods presented. You should read this MD&A in conjunction with our condensed consolidated financial statements and the accompanying notes thereto appearing elsewhere in this Report. The results of operations for the thirteen weeks ended May 28, 2006, are not necessarily indicative of the results to be expected for other interim periods or for the full fiscal year. This section should also be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 26, 2006.

In addition, the statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business, our liquidity and capital resources, and the other non-historical statements in the discussion and analysis are forward-looking statements. See “Forward Looking Statements.”

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

In addition to the products we purchase from our suppliers for resale, we also source, formulate, package, market, and distribute over 220 brands of proprietary and private label products. These products typically allow us to obtain a higher gross margin than we obtain from the other branded products we distribute.

Our operations entail a network of approximately 340 sales and distribution facilities and three formulation plants strategically located in major crop-producing areas of the United States and Canada. Our integrated distribution network enables our approximately 1,100 salespeople to provide our customers with a broad range of products and reliable service. As a result of our broad scale, we provide leading agricultural and professional product input companies with an efficient means to access a highly fragmented customer base of farmers, growers, and professional non-crop consumers.

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

The key drivers of our industry include continued world population growth; the use of more effective chemicals and fertilizer; stable planted acreage; the trend towards larger and more efficient farms; the increased production of renewable fuels from corn, soybeans, and other crops; and the increased use of biotechnology in the production of seed. The three primary product areas of the agricultural input and professional non-crop markets are chemicals, fertilizer, and seed.

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

•	During the first fiscal quarter of 2007, we purchased the remaining 50% share of our joint venture in UAP Timberland and we acquired a location from an independent retail distributor. We will continue to analyze and pursue additional acquisition candidates as appropriate opportunities arise in line with our strategy.

Fertilizer and Seed Growth–We believe there are continued growth opportunities going forward in both fertilizer and seed. As seed varieties continue to be enhanced through biotechnology, we believe they will serve as a growth platform due to the increased value-added nature of their sale to the customer. We intend to leverage our growth in the seed business through advanced technical training of our sales-force, hiring and strategically placing experienced salespeople, using incentive compensation plans incorporating seed-specific performance goals, nurturing our relationships with our seed suppliers, and targeting new retail and wholesale opportunities to enhance our sales presence in regions where gaps exist. We will also leverage our growth in the fertilizer business by nurturing relationships with fertilizer suppliers and by making modest investments in storage and blending facilities in regions where gaps exist.

Proprietary and Private Label Business–Our proprietary and private label products typically offer higher gross margins than the supplier branded products we sell. We currently market over 220 proprietary branded products and have a broad proprietary product offering in each of our core product areas, including professional non-crop. We continue to work with nearly all of our key suppliers on additional private label opportunities.

Working Capital and Expense Management–We believe we are well positioned to continue to improve the financial performance of our business. We monitor performance regularly on key operating statistics such as inventory efficiency, credit, operating expenses, gross profit generation, and overall return on invested capital. This information will continue to enable us to manage expenses and reduce average levels of working capital as a percent of net sales by concentrating on the following: earlier collection of supplier rebates, negotiating payable terms with key suppliers, continuing inventory efficiencies through SKU reduction efforts and centralized purchasing, evaluating our suppliers on a total return basis including working capital management, continuing to focus on credit policies and procedures to maximize profitability, and using competition and best practices among our operating divisions to drive overall focus on working capital and expense management that are tied to variable compensation plans.

Factors Impacting Our Results for the First Quarter of Fiscal 2007

During the first quarter of fiscal 2007, several events took place that had or may have an impact on our business.

On March 3, 2006, we purchased the remaining 50% share of our joint venture in UAP Timberland. This purchase had no impact on our fiscal 2006 results of operations. In conjunction with this first quarter of fiscal 2007 purchase, we began accounting for UAP Timberland on a consolidated basis. Our ownership interest was appropriately accounted for using the equity method prior to the quarter. The impact of the acquisition to the first quarter of fiscal 2007 was an increase in our net sales, gross profit, selling, general and administrative expenses, and operating income of approximately $27.4 million, $4.3 million, $3.6 million, and $0.7 million, respectively. In the first quarter of fiscal year 2006, $0.3 million of our income from the royalties, service charges and other income, net of expenses category was from the unconsolidated earnings of our affiliate UAP Timberland. See Note 2 in Notes to Condensed Consolidated Financial Statements.

Over the last several quarters, we have enhanced our rebate tracking and forecasting systems and methodology. Through these enhancements, we are able to accrue chemical and seed rebate income that is probable and reasonably estimable more closely with the sale of those rebate generating products than we have been able to in the past. The improved timing of these rebate accruals, and changes in vendor rebate programs, allowed us to accelerate rebate income recognition by approximately $18.7 million in the first quarter of fiscal 2007, compared to the same period last year. See the discussion in “Critical Accounting Policies and Estimates” on page 23 for further discussion of this item.

Recent Developments

On June 1, 2006, United Agri Products, Inc. replaced its existing revolving credit facility and entered into a new senior secured credit facility. The new credit facility provides for a new six-year $175 million term loan facility and a five-year senior secured asset based revolving credit facility in an aggregate principal amount of $675 million, including $50 million for letters of credit. Additionally, on June 1, 2006, UAP Holding Corp. and United Agri Products, Inc. completed tender offers and consent solicitations for the 10  3/4% Senior Discount Notes due 2012 issued by UAP Holding Corp. and the 8  1/4% Senior Notes due 2011 issued by United Agri Products, Inc. UAP Holding Corp. paid total consideration of $118.8 million for the $123.1 million principal amount at maturity of 10  3/4% Senior Discount Notes accepted for purchase and United Agri Products, Inc. paid total consideration of $227.2 million for the $203.5 million principal amount of 8  1/4% Senior Notes accepted for purchase. Such payments were financed through borrowings under the new credit facility. This refinancing is expected to result in an after-tax charge of approximately $29 million in the second quarter. See Note 14 in Notes to Condensed Consolidated Financial Statements for more details.

RESULTS OF OPERATIONS

Analysis of Condensed Consolidated Statements of Earnings

	Thirteen Weeks Ended
	May 28, 2006	May 29, 2005	Percent Change
	(dollars in thousands, except per share data)
Net sales	$1,398,023	$1,356,910	3.0%
Cost of goods sold	1,212,374	1,187,739	2.1%

Gross profit	185,649	169,171	9.7%
Selling, general and administrative expenses	88,974	86,348	3.0%
Gain on sale of assets	(250)	(18)	N/M
Restructuring costs	108	396	(72.7%)
Royalties, service charges, and other (income) and expenses	(7,206)	(7,761)	(7.2%)

Operating income	104,023	90,206	15.3%

Interest expense	8,289	8,328	(0.5%)
Finance related and other charges	482	—	N/M

Income before income taxes	95,252	81,878	16.3%
Income tax expense	36,936	32,491	13.7%

Net income	$58,316	$49,387	18.1%

Basic earnings per share	$1.15	$.98	17.3%
Diluted earnings per share	$1.11	$.94	18.1%

N/M = Not Meaningful

Effective tax rate	38.8%	39.7%
Comparison as a percent of net sales:
Gross profit	13.3%	12.5%
Selling, general and administrative expenses	6.4%	6.4%
Operating income	7.4%	6.6%
Income before income taxes	6.8%	6.0%
Net income	4.2%	3.6%

Thirteen Weeks Ended May 28, 2006, Compared to Thirteen Weeks Ended May 29, 2005

Net Sales. Sales increased 3.0% to $1,398.0 million for the thirteen weeks ended May 28, 2006, compared to $1,356.9 million for the thirteen weeks ended May 29, 2005.

Sales of chemicals decreased to $713.9 million in the thirteen weeks ended May 28, 2006, from $723.5 million in the thirteen weeks ended May 29, 2005. Sales in fiscal 2007 related to the acquisition of UAP Timberland were $23.6 million. Decreased sales of fungicides, compared to last year, contributed to the shortfall as the demand for products that control Asian Soybean Rust were not as strong as last year. Additionally, sales of pre-emergent herbicides decreased from last year, due to an increased adoption of Roundup Ready corn. This was partially offset by a corresponding increase in sales of glyphosate products. Higher volumes of glyphosate herbicides more than offset lower end user unit prices. Additionally, increased sales of chemical seed treatments were partially offset by lower insecticide sales compared to last year.

Sales of fertilizer decreased slightly to $334.3 million in the thirteen weeks ended May 28, 2006, from $336.4 million in the thirteen weeks ended May 29, 2005. The reduction was due to a decrease in the volume sold that was partially offset by an increase in the per ton selling prices compared to last year. Fertilizer is typically applied either in the fall or spring seasons. Our third and fourth quarters of fiscal 2006 showed volume increases as fertilizer was applied in the fall and winter months, which therefore replaced tons available to be applied in our first quarter of fiscal 2007. Additionally, we believe higher prices caused some of our customers to reduce fertilizer purchases compared to prior years.

Sales of seed increased to $321.6 million in the thirteen weeks ended May 28, 2006, from $276.3 million in the thirteen weeks ended May 29, 2005. The increase was due to volume growth in both third party and proprietary brands of corn, cotton, and soybeans and higher prices due to increased sales of seeds which include a technology fee due to the seed’s enhanced traits.

Sales of proprietary chemical and seed products were 15.3% of total chemical and seed sales in the first quarter of fiscal 2007 compared to 14.5% in the same period last year.

Sales of other products increased to $28.2 million in the thirteen weeks ended May 28, 2006, from $20.7 million in the thirteen weeks ended May 29, 2005, due to increased application fees, added contract service revenue from the UAP Timberland acquisition, and additional transportation and warehousing revenue from our Canadian business.

Cost of Goods Sold. Cost of goods sold was $1,212.4 million in the thirteen weeks ended May 28, 2006, compared to $1,187.7 million in the thirteen weeks ended May 29, 2005. Gross profit (net sales less cost of goods sold) was $185.6 million in the thirteen weeks ended May 28, 2006, compared to $169.2 million in the thirteen weeks ended May 29, 2005. Gross margin (gross profit as a percentage of net sales) was 13.3% in the thirteen weeks ended May 28, 2006, compared to 12.5% in the thirteen weeks ended May 29, 2005. The increase in gross profit dollars was due to primarily the timing of third party rebate income. Due to changes in vendor rebate programs and enhanced rebate tracking ability, we accelerated the timing of our rebate income accrual in the fiscal first quarter of 2007 by an estimated amount of approximately $18.7 million compared to the same period last year. Last year, the majority of these rebates would have been recognized later in the fiscal year. Excluding rebate timing, gross profit was negatively affected by lower fertilizer sales volumes, partially offset by gains from increased seed sales. Gross profit on chemicals was down slightly as decreases in fungicide and herbicide sales were almost offset by acquisitions.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased to $89.0 million in the thirteen weeks ended May 28, 2006, from $86.3 million in the thirteen weeks ended May 29, 2005. SG&A expenses were 6.4% of sales during both the thirteen weeks ended May 28, 2006, and May 29, 2005. The increase in expenses was due to the additional expenses brought on by our acquisition of UAP Timberland and higher bad debt expense from fewer collections of accounts previously written off, partially offset by a refund of a past insurance premium. Additionally, fuel expenses increased compared to the prior year. We experienced a 30.7% increase in combined gasoline and fuel expenses on slightly higher gallons used during the thirteen weeks ended May 28, 2006, resulting in a $1.6 million increase compared to last year.

Royalties, Service Charges, and Other Income net of Expenses. These items include royalty income generated by our proprietary products group, service charge income paid by customers who do business with us on terms, and equity earnings in Timberland when it was an unconsolidated subsidiary in fiscal 2006, as well as other items. Other income decreased to $7.2 million in the thirteen weeks ended May 28, 2006, from $7.8 million in the thirteen weeks ended May 29, 2005. We had no equity earnings from unconsolidated subsidiary in the first quarter of fiscal 2007 as we acquired the remaining 50% of our affiliate, UAP Timberland, early in the first quarter compared to the first quarter of fiscal 2006. Increased customer service charge income during the thirteen weeks ended May 28, 2006, compared to the thirteen weeks ended May 29, 2005 was offset by lower royalty income for the quarter. Royalty income was slightly lower than last year due to slower international and domestic sales of one of the products that make up our royalty stream.

Interest Expense. Interest expense was consistent at $8.3 million in the thirteen weeks ended May 28, 2006, compared to $8.3 million for the thirteen weeks ended May 29, 2005.

Finance Related and Other Charges. Finance related and other charges in the thirteen weeks ended May 28, 2006, were $0.5 million related to the refinancing of our long-term debt, which was completed during the second quarter of fiscal 2007, and a secondary offering of our common stock consummated on March 9, 2006. We had no finance and related other charges during the first quarter of fiscal 2006.

Income Taxes. The effective income tax rate was 38.8% for the thirteen weeks ended May 28, 2006, versus 39.7% for the thirteen weeks ended May 29, 2005. The effective tax rate decrease in fiscal 2007 relates to the business reorganization announced during the third quarter of fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our principal liquidity requirements are for working capital, consisting primarily of receivables, inventories, prepaid expenses, reduced by accounts payable and accrued expenses, capital expenditures, debt service, and dividends on our common stock. We will fund our liquidity needs, including dividend payments, with cash generated from operations and, to the extent necessary, through borrowings under our new revolving credit facility. In addition, we expect to fund any growth capital expenditures with cash generated from operations, reductions in working capital, and incremental debt.

We believe that our cash flows from operating activities and borrowing capabilities under our new revolving credit facility will be sufficient to meet our liquidity requirements in the foreseeable future, including funding of capital expenditures, debt service payments, and our intended dividend payments on our common stock. If our cash flows from operating activities are insufficient to fund dividend payments at intended levels, we will need to reduce or eliminate dividends or, to the extent we are permitted to do so under our debt agreements, fund dividends with borrowings or from other sources. If we use working capital or permanent borrowings to fund dividends, we will have less cash available for future dividends and other purposes, which could negatively impact our financial condition, our results of operations and our ability to maintain or expand our business. If we are unable to refinance our indebtedness prior to its stated maturity, we will be required to use cash to repay such indebtedness, and we may not have sufficient cash available to us at that time. Even if we have sufficient cash, such a repayment would sufficiently decrease the amount of cash, if any, that is available to pay dividends.

Cash Flows

Cash flows used for operating activities totaled $41.9 million in the thirteen weeks ended May 28, 2006, compared to $52.0 million in the thirteen weeks ended May 29, 2005. The improvement in net cash used in operating activities in the current period versus the prior period is due primarily to the improvement in net income of $8.9 million, an increase in accounts payable due to the Timberland acquisition and working capital initiatives, and a faster use of prepayments made to chemical and seed suppliers. This was partially offset by higher trade receivables from increased sales and higher inventories, both related to our acquisition of UAP Timberland. Additionally, inventory was partially higher due to higher fertilizer inventory levels resulting from increased fertilizer costs per ton.

Cash flows used for investing activities totaled $12.8 million for the thirteen weeks ended May 28, 2006, and $2.8 million for the thirteen weeks ended May 29, 2005. Additions to property, plant and equipment were $6.7 million in the thirteen weeks ended May 28, 2006, compared to $3.2 million in the thirteen weeks ended May 29, 2005. Capital spending during the thirteen weeks ended May 28, 2006 was for a variety of projects: the largest two projects related to the buy out of one of our leased locations and the acquisition of a distribution location. A majority of the additional spending related to expansion, infrastructure replacement, and cost reduction projects. Capital spending during the first quarter of fiscal 2006 related to a variety of projects, the largest was related to a fertilizer terminal expansion project. Spending on the acquisition of businesses was $13.6 million in the first quarter of fiscal 2007 compared to no spending in the first quarter of fiscal 2006. The investing cash flows used for the acquisitions of UAP Timberland and one distribution location were partially offset by proceeds from the sale of assets of $7.5 million, most notably some of our retail locations in Western Canada.

Cash flows provided by financing activities were $5.1 million in the thirteen weeks ended May 28, 2006, compared to $22.5 million in the thirteen weeks ended May 29, 2005. Cash flows provided by financing activities reflect a $9.5 million dividend paid to stockholders during the quarter. There were no dividends paid last year during the first quarter. Additionally, we actively manage our cash balances, which results in a check float on zero balance accounts. The net change in float (checks not yet presented) was $12.9 million and $23.6 million for the periods ending May 28, 2006, and May 29, 2005, respectively.

Credit Facility. At May 28, 2006, there was $500.0 million of borrowing availability under the revolving credit facility and United Agri Products, Inc. had borrowing capacity of $475.9 million after giving effect to $24.1 million of letters of credit under the sub-facility. At May 28, 2006, and May 29, 2005, we had no debt outstanding under our revolving credit facility. This credit facility was refinanced in June 2006. (See “Recent Developments” above and Note 14 in Notes to Financial Statements.)

Since inception of the credit facility, we have been in compliance with its financial covenants. During the fifty-two weeks ended May 28, 2006, outstanding borrowings (net of offsetting cash and cash equivalents) reached a period end peak of $276.3 million on October 23, 2005, while cash on hand reached a period end peak of $79.2 million on February 26, 2006.

Obligations and Commitments

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts). We enter into unconditional purchase obligation arrangements in the normal course of business to ensure that adequate levels of sourced product are available to us. There were no material changes outside the ordinary course of business during the thirteen weeks ended May 28, 2006.

Holding Company

As a holding company, our investments in our operating subsidiaries, including United Agri Products, constitute substantially all of our operating assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. Our principal source of the cash required to pay our and our subsidiaries’ obligations and to repay the principal amount of our and our subsidiaries’ obligation, is the cash that our subsidiaries generate from their operations and our borrowings under the revolving credit facility. Our subsidiaries are separate and distinct legal entities and have no obligations to make funds available to us. The terms of our credit facility generally restrict our subsidiaries from paying dividends, making loans or other distributions and otherwise transferring assets to us. Furthermore, our subsidiaries are permitted under the terms of the new revolving credit facility and the indentures governing the 8 1/4 % Senior Notes and 10 3/4 % Senior Discount Notes to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to us. We cannot assure you that the agreements governing our current and future indebtedness will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest and principal payments on our indebtedness when due. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Dividend Policy

Currently we intend to pay quarterly cash dividends on our common stock at an annual rate of $0.75 per share. On April 4, 2006, our board declared a quarterly dividend on our common stock in the amount of $0.1875 per share. The record date for the dividend payment was May 15, 2006, and the payment date was June 1, 2006.

There are no assurances that we will declare or pay any cash dividends in the future. The declaration and payment of future dividends to holders of our common stock is at the discretion of our board of directors and depends upon many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors our board of directors deems relevant. The terms of our new senior secured credit facility (see “Recent Developments”), may also restrict us from paying cash dividends on our common stock under some circumstances. As of May 28, 2006, management believes approximately $60.9 million of permitted distributions were available to pay dividends under our restricted payment covenant in our indenture governing the 10 3/4 % Senior Discount Notes before giving effect to the June 1, 2006 dividend payment of $9.5 million. Under the new credit facility entered into on June 1, 2006, management believes that the permitted distributions available to pay dividends under the new restricted payment covenant would be approximately $75.0 million before giving effect to the June 1, 2006 dividend payment of $9.5 million.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The process of preparing our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP), requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and the accompanying note disclosures. The estimates made by management are based on historical experience combined with management’s understanding of current facts and circumstances. Actual results could differ from these estimates, and changes in these estimates are recorded when known. Management identifies critical accounting estimates as:

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

Management has discussed the development, selection, and disclosure of critical accounting policies and estimates with the Audit Committee of our board of directors. We believe that our most critical accounting policies and estimates, those which are both important to the portrayal of our financial condition and results of operations and require the most difficult, subjective, complex, or significant judgment on the part of management, are the following:

•	Allowance for Doubtful Accounts;

•	Inventory Valuation and Reserves; and

•	Vendor Rebates Receivable.

There has been no material change in accounting policies considered critical by our management. However we have refined our methodology for estimating chemical rebates earned in response to changes in supplier rebate programs through the use of an internally developed tracking system. Under GAAP, rebates are recorded when it is probable that we will earn the rebate, the amount is reasonably estimable and the rebate is covered by a written agreement with the supplier. Due to changes in vendor programs and enhancements to our rebate tracking system, we have accrued more rebate earnings in the first quarter of fiscal 2007 as compared to the same period in fiscal 2006. This has partially contributed to our improved operating results. Decisions as to when and how much rebate earnings should be recorded are estimates, which require significant judgment by management, based on an analysis of vendor programs (especially those with tiered levels of rebates which can be earned), operating performance to date, and expectations of operating performance for the balance of the crop year, all of which can vary from year-to-year. Because the “probable” and “reasonably estimable” concepts imply that a relatively high level of assurance should exist before accruing rebates, true-ups of rebate accruals, if required, will tend to be positive. Where uncertainty exists such that the rebate is not reasonably estimated or probable, rebates are recognized as the related milestones are achieved. Given our operating cycle and the crop-year basis of all significant rebate programs, true-ups of rebate accruals, if required, usually occur in the third or fourth quarter of our fiscal year.

For a discussion of the Company’s critical accounting policies and estimates, please see our Annual Report on Form 10-K for the year ended February 26, 2006. We have not changed these policies and estimates from those previously disclosed.

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

These risks and certain other uncertainties are discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended February 26, 2006, under the caption “Item 1A. Risk Factors.”

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

Our average borrowings under the revolving credit agreement (net of offsetting cash and cash equivalents) for the fifty-two week period ended May 28, 2006, were approximately $90.5 million. The revolving credit facility is affected by changes in interest rates. Based upon the amount of our average period end borrowings (net of offsetting cash and cash equivalents) for the fifty-two week period ended May 28, 2006, a one percentage point change in the assumed weighted average interest rate on such credit facility would change our annual interest expense by $0.9 million.

Our foreign currency risk is limited primarily to the exchange rate differential in the Canadian and US dollar. The exchange rate was 0.9045, 0.8711, and 0.7976, at May 28, 2006, February 26, 2006, and May 29, 2005, respectively. The exchange rate has been between 0.85360 and 0.9090 for the thirteen weeks ended May 28, 2006. A 1% change in the exchange rate, if not hedged, has approximately a $0.3 million impact on the balance sheet value.

Changes in energy prices have a direct impact on our fuel costs. The national average per gallon price of diesel fuel has increased from $2.16 to $2.88 and gasoline has increased from $2.05 to $2.78 as of May 29, 2005 and May 28, 2006, respectively. These price increases impact our supply chain and selling expenses. Based on our usage mix of these two fuels, we estimate that on average we have experienced nearly a 23.1% increase in fuel prices year over year through the first quarter, contributing to an increase in our fuel expenses of $1.6 million compared to last year. Based on our estimated annual usage, a $0.13 increase in the annual average per gallon price of fuel would increase our fuel expense by $1.0 million. Higher fuel prices also affect our customers such that higher expenses for fuel and higher prices for fertilizer inputs may reduce the cash or credit available to our customers with which they purchase other inputs or services from us.

Our on hand inventory of fertilizer products has price risk related to changes in energy prices. Our total fertilizer inventories on hand were approximately $86.8 million, $140.4 million, and $83.6 million as of May 28, 2006, February 26, 2006, and May 29, 2005, respectively. Of our total fertilizer inventory, approximately $39.8 million, $77.0 million, and $37.1 million as of May 28, 2006, February 26, 2006, and May 29, 2005, respectively, were considered by the fertilizer industry to be nitrogen based and therefore price sensitive to the price of natural gas. Natural gas is the key ingredient in the manufacture of these products. While a direct relationship cannot be established due to alternative sources of fertilizer products, such as imports or substitute products, price risk does exist.

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

Items 1, 1A., 2, 3, 4, and 5 are not applicable and have been omitted.

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

Date: July 6, 2006

UAP HOLDING CORP. (Registrant)

By:	/s/ David W. Bullock
David W. Bullock
Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory on behalf of Registrant)

By:	/s/ Alan Kessock
Alan Kessock
Chief Accounting Officer (Principal Accounting Officer)