Form 10-Q
period 2006-08-27
UAP HOLDING CORP
filed 2006-10-06
CIK 1279529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Class	Outstanding at October 4, 2006
Common Stock, par value $0.001 per share	50,980,858 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of UAP Holding Corp.

Greeley, Colorado

We have reviewed the accompanying condensed consolidated balance sheets of UAP Holding Corp. and subsidiaries (the “Company”) as of August 27, 2006, and August 28, 2005, the related condensed consolidated statements of earnings for the 13-week and 26-week periods ended August 27, 2006, and the 13-week and 26-week periods ended August 28, 2005, the condensed consolidated statements of cash flows for the 26-week period ended August 27, 2006, and the 26-week period ended August 28, 2005, and the condensed consolidated statement of stockholders’ equity for the 26-week period ended August 27, 2006. These interim financial statements are the responsibility of the Company’s management.

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

DELOITTE & TOUCHE LLP

Denver, Colorado

October 4, 2006

UAP HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

UNAUDITED

	August 27, 2006	February 26, 2006	August 28, 2005
ASSETS
Current assets:
Cash and cash equivalents	$7,249	$79,168	$57,619
Receivables, less allowance for doubtful accounts of $17,892, $12,770 and $16,856	943,188	288,879	798,477
Inventories	570,648	730,771	515,352
Deferred income taxes	23,332	21,168	21,385
Vendor prepay	13,725	69,841	18,958
Other current assets	4,911	16,123	3,955

Total current assets	1,563,053	1,205,950	1,415,746
Property, plant and equipment	122,998	114,991	110,324
Less accumulated depreciation	(29,490)	(24,676)	(20,526)

Property, plant and equipment, net	93,508	90,315	89,798
Goodwill	36,852	27,167	34,645
Intangible assets, net	31,230	26,121	25,362
Deferred income taxes	8,239	9,951	8,962
Debt issue costs, net	6,047	17,155	19,080
Investment in unconsolidated affiliates	—	4,166	3,593
Other assets	1,639	1,085	746

Total assets	$1,740,568	$1,381,910	$1,597,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,028,304	$819,071	$930,801
Short-term debt	191,765	—	—
Other accrued liabilities	108,424	73,962	133,860
Income taxes payable	12,981	—	27,960
Deferred income taxes	2,049	1,433	340

Total current liabilities	1,343,523	894,466	1,092,961
Long-term debt	174,952	306,339	301,151
Other non-current liabilities	4,087	1,890	3,870
Deferred income taxes	19,116	19,476	22,892
Commitments and contingencies (note 11)
Stockholders’ equity:
Common stock, $.001 par value, 90,000,000 shares authorized, 50,967,958, 50,814,430 and 50,471,631 issued and outstanding, respectively	51	51	50
Management stock – rabbi trust	1,978	3,956	4,617
Additional paid-in capital	124,106	117,392	111,381
Retained earnings	67,523	32,606	56,655
Accumulated other comprehensive income	5,232	5,734	4,355

Stockholders’ equity	198,890	159,739	177,058

Total liabilities and stockholders’ equity	$1,740,568	$1,381,910	$1,597,932

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAP HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands, except share data)

UNAUDITED

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 27, 2006	August 28, 2005	August 27, 2006	August 28, 2005
Net sales	$767,792	$757,459	$2,165,815	$2,114,369
Costs and expenses:
Cost of goods sold	659,446	647,606	1,871,820	1,835,345

Gross profit	108,346	109,853	293,995	279,024
Selling, general and administrative expenses	66,235	73,688	155,209	160,036
(Gain) loss on sale of assets	238	(1,455)	(11)	(1,473)
Restructuring costs	236	93	344	490
Royalties, service charges and other income and expenses	(8,420)	(10,039)	(15,627)	(17,800)

Operating income	50,057	47,566	154,080	137,771
Interest expense	8,869	8,966	17,158	17,294
Finance related and other charges	47,366	—	47,848	—

Income (loss) before income taxes	(6,178)	38,600	89,074	120,477
Income tax expense (benefit)	(1,880)	15,291	35,056	47,782

Net income (loss)	$(4,298)	$23,309	$54,018	$72,695

Earnings (loss) per share:
Basic	$(0.08)	$0.46	$1.06	$1.44
Diluted	$(0.08)	$0.44	$1.03	$1.39
Cash dividends declared per share of common stock	$0.1875	$0.1625	$0.3750	$0.2875
Weighted average shares outstanding:
Basic	50,967,958	50,444,199	50,909,734	50,438,461
Diluted	50,967,958	52,401,180	52,401,271	52,334,293

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAP HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

UNAUDITED

	Twenty-Six Weeks Ended
	August 27, 2006	August 28, 2005
Operations
Net income	$54,018	$72,695
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation	5,709	5,594
Amortization of intangibles	736	681
Amortization of debt issuance costs	1,402	2,225
Accretion of discount on notes	—	5,203
Write-off of debt issuance costs	15,930	—
Premium paid to tender notes payable	31,575	—
Gain on sales of fixed assets	(11)	(1,473)
Equity in losses of unconsolidated affiliates	—	478
Deferred tax benefit	(185)	(6,583)
Stock compensation	1,704	386
Change in operating assets and liabilities	(176,384)	(64,253)

Net cash provided by (used for) operations	(65,506)	14,953
Investing
Additions to property, plant and equipment	(10,462)	(6,417)
Addition of other long-lived assets	(1,928)	—
Proceeds from sales of assets	9,324	2,191
Acquisition of businesses	(15,088)	—

Net cash used for investing activities	(18,154)	(4,226)

Financing
Checks not yet presented	4,687	5,760
Net borrowings (payments) on revolving line of credit	190,015	(55)
Debt issuance costs	(6,348)	(1,046)
Long-term debt issued	175,000	—
Long-term debt redemption	(336,212)	—
Dividends paid	(19,102)	(6,304)
Excess tax benefits from stock based compensation arrangements	3,145	—
Proceeds from common stock options exercised	300	131

Net cash provided by (used for) financing activities	11,485	(1,514)

Net change in cash and cash equivalents	(72,175)	9,213
Net effect of exchange rates on cash and cash equivalents	256	202

Net change in cash and cash equivalents	(71,919)	9,415
Cash and cash equivalents at beginning of period	79,168	48,204

Cash and cash equivalents at end of period	$7,249	$57,619

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (includes $20,968, and $0, respectively, paid for prior years accreted discount on notes payable)	$36,455	$11,006
Net cash paid during the period for income taxes	$9,757	$13,813
Dividends declared but not yet paid	$9,556	$8,202

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAP HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

UNAUDITED

Twenty-Six Weeks Ended August 27, 2006	Common Stock	Rabbi Trust	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at February 26, 2006	$51	$3,956	$117,392	$32,606	$5,734	$159,739
Dividends to stockholders	—	—	—	(19,101)	—	(19,101)
Stock compensation – stock options and restricted stock units net of holdback for taxes on restricted stock units vested and issued	—	—	1,291	—	—	1,291
Stock and stock option income tax benefits	—	—	3,145	—	—	3,145
Rabbi trust distribution	—	(1,978)	1,978	—	—	—
Stock options exercised	—	—	300	—	—	300
Comprehensive income:
Net income	—	—	—	54,018	—	54,018
Cash flow hedges	—	—	—	—	(1,279)	(1,279)
Foreign currency translation adjustment	—	—	—	—	777	777

Total comprehensive income	—	—	—	54,018	(502)	53,516

Balance at August 27, 2006	$51	$1,978	$124,106	$67,523	$5,232	$198,890

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAP HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Twenty-Six Week Periods Ended August 27, 2006, and the Thirteen and Twenty-Six

Week Periods Ended August 28, 2005

UNAUDITED

1. Description of the Business and Significant Accounting Policies

Interim Financial Statements. The accompanying unaudited condensed consolidated financial statements of UAP Holding Corp. and its subsidiaries (the “Company,” “UAP,” “we,” “us,” and “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and reflect all adjustments (consisting of normal recurring accruals and changes in estimates) which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. These financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended February 26, 2006.

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

Principles of Consolidation. The condensed consolidated financial statements include our accounts and the accounts of all our wholly-owned subsidiaries. Significant intercompany balances and transactions are eliminated. Investments in 50% or less owned affiliates over which we have significant influence but do not have the ability to exercise control are accounted for using the equity method.

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

Since our suppliers typically operate on a crop year, which is a different year than our fiscal year, our rebate agreements with our suppliers are estimated throughout the year and adjusted, as necessary, typically in our fiscal third and fourth quarters. These adjustments can impact our margin percentages by quarter. In addition, our customers operate on a crop year and sales and payments on accounts receivable are cyclical throughout the year. Accordingly, our results of operations over any one quarter are not necessarily indicative of the results to be expected over the full fiscal year.

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

Vendor Rebates Receivable. At the beginning of each crop year, we enter into agreements with many of our suppliers providing for rebates upon the achievement of specified volume purchasing or sales levels. Most of these rebates are covered by binding arrangements or published programs. Rebates that are probable and reasonably estimable are accrued at expected rates based on total estimated crop year performance. Rebates that are not probable or estimable are accrued when certain milestones are achieved. Rebates not covered by binding agreements or published vendor programs are accrued when conclusive documentation of right of receipt is obtained. By our fiscal year-end, we have received substantially all of the rebates due us for the prior crop year, and rebate income is adjusted accordingly.

We accrue rebates as part of our inventory and cost of sales, primarily for chemical and seed products. As of August 27, 2006, rebates receivable are for the current crop year, which began as early as September 2005, and may end as late as January 2007, depending on the supplier. Rebates based on the amount of materials purchased reduce cost of goods sold as inventory is sold. Rebates that are based on the amount of sales volume are offset to cost of goods sold when we estimate they have been earned based on our experience with the supplier and our anticipated sales volume of their products.

Due to the diverse nature of rebate programs, estimates of rebates earned can vary significantly from period to period and when comparing interim periods of the current and prior year, and more likely than not will trail sales. Due to changes in vendor rebate programs, our enhanced rebate tracking ability, and operating performance factors, the Company accrued an estimated $6.4 million and $25.1 million more rebate earnings in the thirteen and twenty-six weeks ended August 27, 2006, as compared to the same periods of fiscal 2006.

Accounting for Stock Based Compensation. On February 27, 2006, the Company adopted SFAS 123(R), Share-Based Payments (“SFAS 123(R)”) which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors, including grants of employee stock options related to the 2003 Plan, based on the grant date estimated fair value of each award, net of estimated cancellations, over the employee’s requisite service period. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25, Accounting for Stock Issued to Employees (“APB 25”) as allowed under SFAS 123, Accounting for Stock Based Compensation (“SFAS 123”). Under the intrinsic value method, no share-based compensation cost related to stock options had to be recognized in the Company’s earnings because the exercise price was at least equal to the market value of the common stock on the grant date. Because most of the Company’s stock option grants were vested prior to February 27, 2006, and because the value used to measure compensation expense for restricted shares is the same for APB 25, SFAS 123, and SFAS 123(R), the adoption of SFAS 123(R) had less than a $35,000 impact on the Company’s operating income, pretax income, and net income and did not affect the reported amount of basic and fully diluted earnings per share for the twenty-six weeks ended August 27, 2006.

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

Under SFAS 123(R), for share-based payment awards granted subsequent to February 27, 2006, the fair value of awards that are expected to ultimately vest is recognized as expense over the requisite service periods. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based payment awards that will ultimately vest. Forfeiture rates are based on historical rates. The estimated forfeiture rate is adjusted if actual forfeitures differ from original estimates. The effect of any change in estimated forfeitures is recognized through a cumulative catch-up adjustment that will be included in compensation cost in the period of the change in estimate. For share-based payment awards granted prior to February 27, 2006, the Company recognizes remaining unvested SFAS 123 pro forma expenses according to the remaining vesting conditions.

Total share-based compensation cost recognized under SFAS 123(R) for the thirteen and twenty-six weeks ended August 27, 2006, which is included in selling, general and administrative expenses, was $0.7 million and $1.8 million and consists of charges associated with restricted stock units and employee stock options. The share-based compensation income tax benefit recognized on this expense was $0.3 million and $0.7 million for the same thirteen and twenty-six week periods, respectively. The share-based compensation excess income tax benefit recorded and recognized as a source of cash provided by financing activities in the condensed consolidated statement of cash flows was $1.5 million and $3.1 million for the thirteen and twenty-six weeks ended August 27, 2006.

Prior to the adoption of SFAS 123(R), the Company presented tax benefits of deductions resulting from stock compensation as cash flows from operating activities in its statements of cash flows. SFAS 123(R) requires the cash flows from the excess tax benefits the company realizes on stock compensation to be presented as cash flows from financing activities. The tax benefit exceeds compensation expense due to tax benefits received from the issue of common stock from the rabbi trust (see “Deferred Compensation” in Note 7).

Earnings (loss) per Share. Earnings per share are based on the weighted average number of shares of common stock outstanding during the period. The basic and diluted weighted average share calculation for the thirteen weeks ended August 27, 2006, and August 28, 2005, and the twenty-six week periods ended August 27, 2006, and August 28, 2005, are presented in the following table:

Earnings (loss) per share	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 27, 2006	August 28, 2005	August 27, 2006	August 28, 2005
	(dollars in thousands, except earnings per share amounts)
Net income (loss)	$(4,298)	$23,309	$54,018	$72,695

Weighted average shares of common stock outstanding used in computing basic earnings per share	50,967,958	50,444,199	50,909,734	50,438,461
Net effect of dilutive stock options and restricted stock units	—	1,956,981	1,491,537	1,895,832

Weighted average shares of common stock used in computing diluted earnings per share	50,967,958	52,401,180	52,401,271	52,334,293

Basic earnings (loss) per share	$(0.08)	$0.46	$1.06	$1.44

Diluted earnings (loss) per share	$(0.08)	$0.44	$1.03	$1.39

Hedging Instruments. We use a limited number of derivative financial instruments to mitigate our interest rate and foreign currency exposure. Derivative instruments are recorded on the consolidated balance sheet at their fair value as either assets or liabilities. To date, our designated hedge transactions have been cash-flow hedges. For cash-flow hedge transactions, the effective portion of the changes in fair value of derivatives are reported as other comprehensive income and are recognized in current earnings in the period or periods during which the hedged transaction effects current earnings. Amounts excluded from the effectiveness calculation and any ineffective portions of the change in fair value of the derivative of a cash-flow hedge are recognized in current earnings. For a derivative to qualify as a hedge at inception and throughout the hedged period, we formally document the nature and relationships between the hedging instruments and hedged items. We also document our risk-management objectives, strategies for undertaking various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of the forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it is later deemed probable that the forecasted transaction will not occur, the gain or loss is recognized in current earnings. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedge instrument and the item being hedged, both at inception and throughout the hedged period. Hedges are approved by the board of directors and the company does not use derivative financial instruments for trading or speculative purposes.

Recent Accounting Pronouncements. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for certain tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 15, 2006, and is required to be adopted by us in our first quarter of fiscal 2008. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and financial condition and we are not yet in a position to determine such effects.

Reclassifications. Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no net impact on previously reported results of operations.

2. Acquisitions and Divestitures

In March 2006, we acquired the remaining 50% interest of our joint venture with UAP Timberland, LLC (“Timberland”) for consideration of approximately $13 million. Prior to the acquisition, Timberland was accounted for as an unconsolidated affiliate using the equity method of accounting under which UAP’s proportionate share of net income before taxes was included in “Royalties, service charges and other income and expenses” in the statements of earnings. With the acquisition, Timberland became a wholly-owned subsidiary and is now accounted for on a consolidated basis. This change contributed additional sales of approximately $38 million and $67 million during the thirteen and twenty-six weeks ended August 27, 2006, when compared with the thirteen and twenty-six weeks ended August 28, 2005.

We are still finalizing our purchase accounting for UAP Timberland and other minor acquisitions. Adjustments to the current purchase price allocations are possible although such adjustments are anticipated to be immaterial.

On February 28, 2006, we sold a portion of our retail locations in western Canada for total consideration of approximately $8 million. Related assets were classified as held for sale in the February 26, 2006, balance sheet. We will continue to supply the purchaser with agricultural inputs per a supply agreement negotiated as part of the sales contract. This divestiture decreased sales by approximately $9.2 million and $19.5 million during the thirteen and twenty-six weeks ended August 27, 2006, when compared with the thirteen and twenty-six weeks ended August 28, 2005.

3. Royalties, Service Charges and Other Income and Expenses

Royalties, service charges and other income and expenses consist of the following:

Royalties, service charges and other income and expenses	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 27, 2006	August 28, 2005	August 27, 2006	August 28, 2005
	(dollars in thousands)
Royalty (income)	$(2,109)	$(4,329)	$(5,319)	$(8,954)
Service charges (income)	(3,954)	(2,644)	(5,796)	(4,040)
Other (income) and expenses	(2,357)	(3,066)	(4,512)	(4,806)

Total	$(8,420)	$(10,039)	$(15,627)	$(17,800)

4. Certain Asset Accounts

Receivables and Allowance for Doubtful Accounts. Our receivables include receivables from customers net of allowances for doubtful accounts, vendor rebates receivable, and miscellaneous receivables. As of August 27, 2006, February 26, 2006, and August 28, 2005, the net receivables from customers were $711.3 million, $228.4 million, and $623.7 million, respectively, vendor rebates receivable were $218.5 million, $44.2 million, and $151.0 million, respectively, and miscellaneous receivables were $13.4 million, $16.3 million, and $23.8 million, respectively. Net receivables from customers include receivables from unconsolidated affiliates in the amounts of $0.0 million, $1.1 million, and $2.0 million as of August 27, 2006, February 26, 2006, and August 28, 2005, respectively. At August 27, 2006, February 26, 2006, and August 28, 2005, the allowance for doubtful accounts totaled $17.9 million, $12.8 million, and $16.9 million respectively.

Inventory. Inventory consists primarily of chemicals, fertilizer, and seed products purchased from our suppliers for resale to our customers. We record inventory at the lower of cost or market.

Our reserves for slow-moving and obsolete inventory items were $5.9 million, $5.4 million, and $6.0 million, as of August 27, 2006, February 26, 2006, and August 28, 2005, respectively.

Inventories are comprised of the following:

Inventory	August 27, 2006	February 26, 2006	August 28, 2005
	(dollars in thousands)
Raw materials and work in process	$12,417	$15,986	$8,545
Finished goods	558,231	714,785	506,807

Total	$570,648	$730,771	$515,352

Goodwill. Goodwill represents the excess of the purchase price paid (including the cost of acquisition) over the fair value of the net assets acquired in connection with business acquisitions. At August 27, 2006, February 26, 2006, and August 28, 2005, goodwill totaled $36.9 million, $27.2 million and $34.6 million, respectively. Most of the $9.7 million increase during the first fiscal half of 2007 is related to the acquisition of Timberland (see “Acquisitions and Divestments” in Note 2). During 2006, we reduced goodwill $7.4 million to reflect the reduction of the deferred tax liability established in the initial acquisition purchase price allocation based on further refinement of our best estimate of the tax basis of various assets and liabilities.

Debt Issuance Costs. Our debt issuance costs net of amortization were $6.0 million, $17.2 million, and $19.1 million at August 27, 2006, February 26, 2006, and August 28, 2005, respectively. Our debt issuance costs as of August 27, 2006 consist of costs associated with our new revolving credit facility and term loan. Both of these facilities were entered into on

June 1, 2006. Debt issue costs are being amortized on a straight-line basis over the terms of the debt, which approximates the effective interest method, to which the costs relate, and the related amortization is recorded to interest expense and other amortization expenses. In conjunction with the June 2006 refinancing of our prior credit facility and the tender of senior notes, $15.9 million of debt issue costs were written-off and expensed during our second fiscal quarter (See Note 9. “Debt”).

5. Costs Associated with Exit or Disposal Activities

During fiscal year 2006, we consolidated ten regional distribution centers into five, closed one regional finance center, and centralized and consolidated various administrative functions. We also consolidated two regional sales offices and two formulating plants during fiscal 2005.

We have incurred $1.7 million of the estimated $1.8 million of costs for the restructuring activities which began in fiscal year 2006. The restructuring activities which began in fiscal year 2005 were completed during the first quarter of fiscal 2007.

6. Hedging Activities

Derivative Instruments. In July, 2006, in compliance with the terms of our new credit facility, we entered into two interest rate swaps to manage exposure to changes in cash flows related to changes in the variable interest rate on a portion of our long term debt. Under the terms of the swaps, we will pay a designated fixed rate and receive a variable rate which is based on LIBOR. The rate received is expected to offset the variable rate to be paid on the long term debt which is also based on LIBOR.

The hedge transactions are designated as cash flow hedges. Since the critical terms of the cash flow hedge match the critical terms of the hedged item, using the critical terms test under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” we have concluded that there is no hedge ineffectiveness as changes in cash flows attributable to the risk being hedged are expected to be offset completely by the changes in the hedging relationship. During the second quarter of fiscal 2007, the critical terms of the hedge and the hedged items did not change and there has been no adverse change in the risk of default by counterparties to the swap since inception. As such, no gain or loss has been recognized due to hedge ineffectiveness.

As of August 27, 2006, we had two outstanding interest rate swaps with a total notional value of $165 million. These are amortizing swaps and their notional values will decline to $90 million prior to maturity in July, 2011. The fair value of the interest rate swaps at August 27, 2006, was ($2.1) million and is classified as “Other non-current liabilities” on the balance sheet. The amount of cash flow losses, net of taxes, deferred in other comprehensive income at August 27, 2006, is $1.3 million.

7. Share-based Compensation

Stock Compensation Plans. UAP’s share-based compensation programs include non-qualified stock options, restricted stock units, and deferred compensation. At August 27, 2006, our stock compensation programs were in accordance with the equity compensation plans maintained by the company: the 2004 Long-Term Incentive Plan (the “2004 Plan”), the 2003 Stock Option Plan (the “2003 Plan”), the 2004 Non-Executive Director Stock Option Plan (the “Director Option Plan”), the 2003 Deferred Compensation Plan (the “2003 DCP”), the 2004 Deferred Compensation Plan (the “2004 DCP”), and the Director Deferred Compensation Plan (the “Director DCP”).

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

Most options are scheduled to vest over five years and current outstanding unvested options are scheduled to vest within the next three years.

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

Had compensation expense been recognized for stock-based compensation plans in accordance with provisions of SFAS 123, as amended, in the first half of fiscal year 2006, the Company would have recorded net income and earnings per share as follows (in thousands, except per share data):

	Thirteen Weeks Ended August 28, 2005	Twenty-Six Weeks Ended August 28, 2005
Net income as reported	$23,309	$72,695
Add: Stock-based employee compensation included in reported net income, net of tax (represents restricted stock expense)	$213	$386
Less: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of tax	$(225)	$(410)

Pro forma net income	$23,297	$72,671

Basic earnings per share:
As reported	$0.46	$1.44
Pro forma	$0.46	$1.44
Diluted earnings per share:
As reported	$0.44	$1.39
Pro forma	$0.44	$1.39

The following table summarizes information concerning options outstanding, including the related transactions under the option plans, for the twenty-six weeks ended August 28, 2005, and August 27, 2006:

Stock options	Shares Subject to Option	Weighted- Average Exercise Price Per Share
Balance at February 27, 2005 (2,531,000 shares vested and exercisable)	3,359,535	$2.56
Granted	—	$—
Exercised	(37,259)	$2.56
Forfeited / lapsed	(13,550)	$2.56

Balance at August 28, 2005 (2,504,568 shares vested and exercisable)	3,308,726	$2.56

Balance at February 26, 2006 (2,321,756 shares vested and exercisable)	2,841,272	$2.56
Granted	—	$—
Exercised	(117,254)	$2.56
Forfeited / lapsed	—	$—

Balance at August 27, 2006 (2,214,391 shares vested and exercisable)	2,724,018	$2.56

As of August 27, 2006, the aggregate intrinsic value (market value of the stock less option exercise price), which is the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options as of that date, is $48.8 million and is based on the Company’s average stock price on August 27, 2006. The total number of options exercisable (all of which were in-the-money) on August 27, 2006, was 2.2 million. The weighted average remaining contractual life was 5.3 years on August 27, 2006, for both outstanding and exercisable options.

Restricted Stock Units. Restricted stock units (“RSUs”) were granted to eligible employees and management pursuant to our 2004 Plan and are converted into shares of UAP common stock upon vesting on a one-for-one basis. Typically, vesting of RSUs is subject to employee’s continuing service to UAP. The compensation expense related to these awards is determined using the value of UAP’s common stock on the date of the grant, and; compensation is recognized over the requisite service period on a straight-line basis and is adjusted for estimated forfeitures before vesting. Restricted stock units generally vest over three or four years.

The following is a summary of unvested RSU activity for the twenty-six weeks ended August 27, 2006:

	Restricted Stock Units	Weighted- Average Fair Value
Balance at February 26, 2006	224,050	$15.94
Granted	515,350	$21.12
Vested	(56,074)	$15.94
Cancelled	(8,115)	$19.26

Non-vested RSUs at August 27, 2006	675,211	$19.85

As of August 27, 2006, there was approximately $9.9 million of unrecognized compensation expense, before taxes and net of estimated forfeitures, related to RSU grants, which will be recognized over a weighted average period of 3.1 years. Compensation cost related to RSUs was $0.7 million and $1.8 million for the thirteen and twenty-six weeks ended August 27, 2006 and $0.3 million and $0.5 million for the thirteen and twenty-six weeks ended August 28, 2005.

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

As of August 27, 2006, there were 773,044 shares of our common stock remaining in the rabbi trust. The shares of common stock held by the rabbi trust are issued and outstanding, and therefore participate in dividends and are included in the calculation of the weighted average share computation. The Company receives an income tax benefit at the time the common stock is transferred from the trust to the recipient.

8. Income Taxes

The following table summarizes the factors causing our income taxes to differ from U.S. federal statutory rates for the thirteen and twenty-six weeks ended August 27, 2006, and the thirteen and twenty-six weeks ended August 28, 2005:

Income taxes	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 27, 2006	August 28, 2005	August 27, 2006	August 28, 2005
	(dollars in thousands)
Tax at U.S. federal statutory rate	$(2,163)	$13,510	$31,176	$42,167
Dividends on shares of stock held in rabbi trust	(50)	(103)	(101)	(185)
State income taxes	(225)	1,611	3,209	5,233
Foreign credits and other	558	273	772	567

Total	$(1,880)	$15,291	$35,056	$47,782

We currently estimate that there is a foreign tax credit carryover of approximately $0.6 million, which will begin to expire in fiscal year 2015. We do not have a valuation allowance against the deferred tax asset for this credit carryover because, based on current projections and tax planning options, we believe it is more likely than not we will utilize these credits before they expire.

9. Debt

On June 1, 2006, our wholly owned subsidiary, United Agri Products, Inc. refinanced its existing revolving credit facility and entered into a new senior secured credit facility. The new credit facility provides for a new six-year $175 million term loan facility and a five-year senior secured asset based revolving credit facility in an aggregate principal amount of $675 million, including $50 million for letters of credit. Availability of the revolving credit facility is subject to a borrowing base formula, which includes availability of an over-advance during certain periods. The new credit facility provides that interest rates are based on, at United Agri Products, Inc.’s option, (a) LIBOR plus the applicable margin or (b) the base rate, which will be the higher of (i) the rate publicly quoted by the Wall Street Journal as the “base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks” or (ii) the Federal Funds rate plus 0.50%, plus applicable margin.

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

Additionally, on June 1, 2006, UAP Holding Corp. and United Agri Products, Inc. completed tender offers and consent solicitations for the 10  3/4% Senior Discount Notes due 2012 issued by UAP Holding Corp. and the 8  1/4% Senior Notes due 2011 issued by United Agri Products, Inc. (collectively, the “Senior Notes”). The companies accepted for purchase $123.1 million principal amount at maturity of the 10  3/4% Senior Discount Notes (representing approximately 98.4% of the previously outstanding 10  3/4% Senior Discount Notes) and $203.5 million principal amount of the 8  1/4% Senior Notes representing approximately 99.9% of the previously outstanding 8  1/4% Senior Notes. Total consideration paid for the notes tendered plus accrued interest thereon was $118.8 million for the 10 3/4% Senior Discount Notes and $227.2 million for the 8 1/4% Senior Notes. These payments and related expenses were financed through borrowings under the new credit facility.

In connection with the refinancing and early extinguishment of the senior notes, the Company recorded a pretax charge of approximately $47.6 million, $47.4 million which was recognized during the second fiscal quarter. This loss includes approximately $31.7 million for tender premiums and related transaction costs to acquire the debt and $15.9 million for the write-off of unamortized debt issue costs.

As of August 27, 2006, under the new credit facility entered into on June 1, 2006, we believe that the permitted distributions available to pay dividends under the new restricted payment covenant would be approximately $82.9 million before giving effect to the September 1, 2006, dividend payment of $9.6 million.

Total current and long-term debt as of August 27, 2006, February 26, 2006, and August 28, 2005, consisted of the following:

Debt	August 27, 2006	February 26, 2006	August 28, 2005
	(dollars in thousands)
Total debt
Senior Secured Asset Based Revolving Credit Facility	$190,015	$—	$—
Term Loan Facility	175,000	—	—
8 1/4% Senior Notes	15	203,500	203,500
10 3/4% Senior Discount Notes, at accreted value	1,687	102,839	97,651

Total debt	366,717	306,339	301,151
Less: current portion
Senior Secured Asset Based Revolving Credit Facility	$190,015	$—	$—
Term Loan Facility	1,750	—	—

Total long-term debt	$174,952	$306,339	$301,151

Maturities of debt the next five fiscal years are as follows:

Fiscal Year Ending (dollars in thousands)	August 27, 2006	February 26, 2006	August 27, 2005
2007	$875	$—	$—
2008	1,750	—	—
2009	1,750	—	—
2010	1,750	—	—
2011	1,750	—	—
2012 and thereafter	167,125	328,500	328,500

Total	$175,000	$328,500	$328,500

10. Finance Related and Other Charges

In connection with our debt refinancing and early extinguishment of senior notes payable (See Note 9. “Debt”.), we recorded a year-to-date pretax charge of approximately $47.6 million to finance related and other charges, $47.4 million of which was recognized in the second quarter. These costs include approximately $31.7 million for tender premiums and related transaction costs to acquire the debt and $15.9 million for the write-off of unamortized debt issue costs.

11. Commitments and Contingencies

We are a party to a number of lawsuits and claims arising out of the operation of our businesses. After taking into account liabilities recorded, we believe the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations, or liquidity.

12. Employee Benefit Plans

Management Incentive Program. We have a management incentive plan for key officers and employees based on growth, profitability, operating center performance, and key performance metrics. Amounts charged to expense totaled ($7.2) million and $4.5 million for the thirteen and twenty-six weeks ended August 27, 2006, respectively, and $5.2 million and $19.3 million for the thirteen and twenty-six weeks ended August 28, 2005, respectively.

13. Dividends

Dividends Declared and Paid. On July 11, 2006, our board of directors declared a quarterly dividend on our common stock in of $0.1875 per share, for a total of $9.6 million. The record date for the dividend payment was August 15, 2006, and the payment date was September 1, 2006. We also paid a $0.1875 per share dividend on June 1, 2006.

14. Business Segment and Related Information

The company has one reporting segment engaged in the sale of agricultural inputs to growers and regional dealers.

Net sales and long-lived assets by geographical area are as follows:

Net sales	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 27, 2006	August 28, 2005	August 27, 2006	August 28, 2005
	(dollars in thousands)
United States	$746,307	$727,350	$2,117,690	$2,049,850
Canada	21,485	30,109	48,125	64,519

Total	$767,792	$757,459	$2,165,815	$2,114,369

Long-lived assets	August 27, 2006	February 26, 2006	August 28, 2005
	(dollars in thousands)
United States	$176,709	$175,380	$178,245
Canada	805	580	3,941

Total	$177,514	$175,960	$182,186

Long-lived assets consist of property, plant and equipment, net of depreciation, goodwill, indefinite life and amortizable intangibles, and other assets. Long-lived assets by geographical area are based on the location of facilities.

Net sales by product category are as follows:

Net sales by product category	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 27, 2006	August 28, 2005	August 27, 2006	August 28, 2005
	(dollars in thousands)
Chemicals	$566,813	$570,455	$1,280,762	$1,293,995
Fertilizer	156,471	146,844	490,801	483,271
Seed	21,601	22,671	343,216	298,969
Other	22,907	17,489	51,036	38,134

Total	$767,792	$757,459	$2,165,815	$2,114,369

15. Related Party Transactions

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

16. Subsequent Events

On September 1, 2006, UAP finalized the acquisition of Terral AgriService, Inc. and certain assets of Terral Farm Service, Inc. and Wisner Elevator, Inc. (collectively “Terral”). In calendar year 2005, Terral had revenue of approximately $26 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless the context requires otherwise, all references to “Company,” “UAP,” “we,” “us,” and “our” refer specifically to UAP Holding Corp. and its consolidated subsidiaries. Additionally, all references to “UAP Holding Corp.” refer specifically only to UAP Holding Corp., excluding its subsidiaries, and all references to “United Agri Products” refer specifically only to United Agri Products, Inc., and its subsidiaries, and all references to “United Agri Products, Inc.” refer specifically to United Agri Products, Inc., excluding its subsidiaries.

We intend for this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) to provide the reader with information that will assist in understanding UAP, our consolidated financial condition, liquidity and capital resources, and results of operations for the periods presented. You should read this MD&A in conjunction with our condensed consolidated financial statements and the accompanying notes thereto appearing elsewhere in this Report. The results of operations for the thirteen and twenty-six weeks ended August 27, 2006, are not necessarily indicative of the results to be expected for other interim periods or for the full fiscal year. This section should also be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 26, 2006.

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

Our opportunities within the industry include the use of our national distribution network to further participate in the growing fertilizer and seed markets as we extend those product offerings to existing customers, expanding our proprietary and private label lines of chemicals and seed, grow market share where gaps exist through sales-force penetration, adding or acquiring locations, and gaining additional efficiencies in working capital and expenses.

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

Since the beginning of the fiscal year we have made the following acquisitions:

•	During the first fiscal quarter of 2007, we purchased the remaining 50% share of our joint venture in UAP Timberland and we acquired a retail distribution location from an independent retail distributor.

•	During the second fiscal quarter of 2007, we announced our intention to acquire Terral AgriServices, Inc. and certain assets of Terral FarmService, Inc. and Wisner Elevator, Inc. (collectively, “Terral”). On September 1, 2006, shortly after the end of our second fiscal quarter, we closed the acquisition of Terral.

•	Following the end of our second quarter we acquired a retail distribution location from an independent retail distributor.

We will continue to analyze and pursue additional acquisition candidates as appropriate opportunities arise.

Fertilizer and Seed Growth–We believe there are continued growth opportunities in both fertilizer and seed. As seed varieties continue to be enhanced through biotechnology, we believe they will serve as a growth platform due to the increased value-added nature of their sale to the customer. We intend to leverage our growth in the seed business through advanced technical training of our sales-force, hiring and strategically placing experienced salespeople, using incentive compensation plans incorporating seed-specific performance goals, nurturing our relationships with our seed suppliers, and targeting new retail and wholesale opportunities to enhance our sales presence in regions where gaps exist. We believe we can grow our fertilizer business by nurturing relationships with fertilizer suppliers and by making investments in storage and blending facilities in regions where gaps exist.

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

Working Capital and Expense Management–We believe we are well positioned to continue to improve the financial performance of our business. We regularly monitor performance on key operating statistics such as inventory efficiency, credit, operating expenses, gross profit generation, and overall return on invested capital. This information should continue to enable us to manage expenses and average levels of working capital as a percent of net sales by concentrating on the following: continuing inventory efficiencies through SKU reduction efforts and centralized purchasing, managing and evaluating our suppliers on a total return basis including working capital management, continuing to focus on credit policies and procedures to maximize profitability, and using competition and best practices among our operating divisions to drive overall focus on working capital and expense management that are tied to variable compensation plans.

Factors Impacting Our Results for the Thirteen and Twenty-Six Weeks Ended August 27, 2006

During the first and second quarters of fiscal 2007, several events took place that had or may have an impact on our business.

On March 3, 2006, we purchased the remaining 50% share of our joint venture in UAP Timberland. This purchase had no impact on our fiscal 2006 results of operations. In conjunction with this first quarter of fiscal 2007 purchase, we began accounting for UAP Timberland on a consolidated basis. Our ownership interest was appropriately accounted for using the equity method in fiscal 2006. The impact of the acquisition to the first twenty-six weeks of fiscal 2007 was an increase in our net sales, gross profit, selling, general and administrative expenses, and operating income of approximately $67.2 million, $10.2 million, $6.7 million, and $3.6 million, respectively. In the first twenty-six weeks of fiscal year 2006, $1.0 million of our income from the royalties, service charges and other income, net of expenses category was from our 50% share of the unconsolidated earnings of our affiliate UAP Timberland. See Note 2 in Notes to Condensed Consolidated Financial Statements for additional information.

On June 1, 2006, United Agri Products, Inc. replaced its existing revolving credit facility and entered into a new senior secured credit facility. The new credit facility provides for a six-year $175 million term loan facility and a five-year senior secured asset based revolving credit facility in an aggregate principal amount of $675 million, including $50 million for letters of credit. Additionally, on June 1, 2006, UAP Holding Corp. and United Agri Products, Inc. completed tender offers and consent solicitations for the 10  3/4% Senior Discount Notes due 2012 issued by UAP Holding Corp. and the 8  1/4% Senior Notes due 2011 issued by United Agri Products, Inc. UAP Holding Corp. paid total consideration of $118.8 million for the $123.1 million principal amount at maturity of 10  3/4% Senior Discount Notes accepted for purchase and United Agri Products, Inc. paid total consideration of $227.2 million for the $203.5 million principal amount of 8  1/4% Senior Notes accepted for purchase. Such payments were financed through borrowings under the new credit facility. This refinancing resulted in an after-tax charge of approximately $29.3 million or ($0.56) per diluted share on a year to date basis for the twenty-six weeks ended August 27, 2006. See Note 9 in Notes to Condensed Consolidated Financial Statements for more details.

Since mid-year fiscal 2006, we have enhanced our rebate tracking and forecasting systems and methodology. Through these enhancements, we are able to match chemical and seed rebate income that is probable and reasonably estimable more closely with the sale of those rebate generating products than we have been able to in the past. This improved matching, and changes in vendor rebate programs, allowed us to accelerate rebate income recognition by approximately $6.4 million and $25.1 million in the thirteen and twenty-six weeks ended August 27, 2006, respectively, compared to the same period last year. See the discussion in “Critical Accounting Policies and Estimates” on page 27 for further discussion of this item.

During the most recent growing season, many of our most productive regions have been impacted by drought conditions ranging from “severe” to “exceptional” according to the U.S. Drought Monitor, released on August 24, 2006, by the National Drought Mitigation Center. Drought conditions throughout Texas, Oklahoma, Mississippi, Alabama, and Georgia have had a significant impact on cotton crop production. Additionally, drought conditions in the Dakotas, eastern Montana, Wyoming, western Nebraska, eastern Colorado, and central Missouri have had a significant impact on the wheat and corn crop production in those regions. Based on the Crop Production report published by the National Agricultural Statistics Service of the USDA, cotton acres harvested are estimated to be 2.5 million acres less than total cotton acres planted. The 2006 Crop Production forecast projects a disaster rate of 16.1% of all cotton acres planted, compared to a disaster rate of 3.1% in 2005. Wheat acres estimated to be harvested are 10.8 million acres less than were planted, for a disaster rate of 18.6%, compared to a 12.4% disaster rate in 2005. While it is too early in the season to report on the corn harvest, planted acres of corn were down 2.4 million acres or 2.9% lower than last year. All of these scenarios had a negative impact on our business during the first half of fiscal 2007 as compared to last year. As drought conditions turn potential crops into disaster acres, growers reduce purchases of crop inputs leading to reduced annual industry revenues and increased sales competition within our industry.

Recent Developments

On September 1, 2006, UAP completed the acquisition of Terral AgriService, Inc. and certain assets of Terral FarmService, Inc. and Wisner Elevator, Inc. (collectively “Terral”). In calendar year 2005, Terral had revenue of approximately $26 million.

RESULTS OF OPERATIONS

Analysis of Condensed Consolidated Statements of Earnings

	Thirteen Weeks Ended		Percent Change	Twenty-Six Weeks Ended		Percent Change
	August 27, 2006	August 28, 2005		August 27, 2006	August 28, 2005
	(dollars in thousands, except share data)
Net sales	$767,792	$757,459	1.4%	$2,165,815	$2,114,369	2.4%
Cost of goods sold	659,446	647,606	1.8%	1,871,820	1,835,345	2.0%

Gross profit	108,346	109,853	-1.4%	293,995	279,024	5.4%
Selling, general and administrative expenses	66,235	73,688	-10.1%	155,209	160,036	-3.0%
(Gain) loss on sale of assets	238	(1,455)	-116.4%	(11)	(1,473)	-99.3%
Restructuring costs	236	93	153.8%	344	490	-29.8%
Royalties, service charges and other income and expenses	(8,420)	(10,039)	-16.1%	(15,627)	(17,800)	-12.2%

Operating income	50,057	47,566	5.2%	154,080	137,771	11.8%
Interest expense	8,869	8.966	-1.1%	17,158	17,294	-0.8%
Finance related and other charges	47,366	—	NM	47,848	—	NM

Income (loss) before income taxes	(6,178)	38,600	-116.0%	89,074	120,477	-26.1%
Income tax expense (benefit)	(1,880)	15,291	-112.3%	35,056	47,782	-26.6%

Net income (loss)	$(4,298)	$23,309	-118.4%	$54,018	$72,695	-25.7%

Basic earnings (loss) per share	$(0.08)	$0.46	-117.4%	$1.06	$1.44	-26.4%
Diluted earnings (loss) per share	$(0.08)	$0.44	-118.2%	$1.03	$1.39	-25.9%
Effective tax rate	30.4%	39.6%		39.4%	39.7%
Comparison as a Percent of Net Sales:
Gross margin	14.1%	14.5%		13.6%	13.2%
Selling, general and administrative expenses	8.6%	9.7%		7.2%	7.6%
Operating income	6.5%	6.3%		7.1%	6.5%
Income (loss) before income taxes	-0.8%	5.1%		4.1%	5.7%
Net income (loss)	-0.6%	3.1%		2.5%	3.4%
NM = Not Meaningful

Thirteen Weeks Ended August 27, 2006, Compared to Thirteen Weeks Ended August 28, 2005

Net Sales. Sales increased 1.4% to $767.8 million for the thirteen weeks ended August 27, 2006, compared to $757.5 million for the thirteen weeks ended August 28, 2005.

Sales of chemicals decreased to $566.8 million in the thirteen weeks ended August 27, 2006, from $570.5 million in the thirteen weeks ended August 28, 2005. For comparison purposes, fiscal 2007 second quarter sales of chemicals increased a net of $32.9 million due to acquisition and divestiture activity. Most notably, sales in the thirteen weeks ended August 27, 2006, related to the acquisition of UAP Timberland were $36.9 million and divested sales in Western Canada compared to last year were $7.0 million. Specifically, decreased sales of fungicides compared to last year contributed to the shortfall as the demand for products that control Asian Soybean Rust was not as strong as last year. Sales of herbicides decreased from last year due to an increased adoption of Roundup Ready corn. This decrease was only partially offset by an increase in sales of glyphosate products. Higher volumes of glyphosate herbicides more than offset lower end user unit prices. Lighter crop insect pressure decreased sales of insecticides compared to last year.

Sales of fertilizer increased to $156.5 million in the thirteen weeks ended August 27, 2006, from $146.8 million in the thirteen weeks ended August 28, 2005. The increase was due to an increase in the volumes sold as well as an increase in the per ton selling prices compared to last year. Divested sales in Western Canada of $1.9 million in the second quarter last year were mostly offset by acquisitions of retail distribution locations in the United States.

Sales of seed decreased to $21.6 million in the thirteen weeks ended August 27, 2006, from $22.7 million in the thirteen weeks ended August 28, 2005. The decrease was due to favorable fiscal first quarter weather conditions which allowed more seed to be planted earlier compared to the prior year. Lower volumes were partially offset by higher prices, due to sales of seed with enhanced traits, and fewer corn seed returns in the quarter compared to last year.

Other sales increased to $22.9 million in the thirteen weeks ended August 27, 2006, from $17.5 million in the thirteen weeks ended August 28, 2005. Increased application fees, added contract service revenue from the UAP Timberland acquisition, and additional transportation and warehousing revenue from our Canadian business contributed to the increase.

Cost of Goods Sold. Cost of goods sold was $659.4 million in the thirteen weeks ended August 27, 2006, compared to $647.6 million in the thirteen weeks ended August 28, 2005. The increase in cost of goods sold corresponds to the increase in fertilizer volumes and costs per ton during the quarter compared to the same period last year. Gross profit (net sales less cost of goods sold) was $108.3 million in the thirteen weeks ended August 27, 2006, compared to $109.9 million in the thirteen weeks ended August 28, 2005. Gross margin (gross profit as a percentage of net sales) was 14.1% in the thirteen weeks ended August 27, 2006, compared to 14.5% in the thirteen weeks ended August 28, 2005. Due to changes in vendor rebate programs and enhanced rebate tracking ability, we accelerated the timing of our rebate income accrual in the fiscal second quarter of 2007 by an estimated amount of approximately $6.4 million compared to the same period last year. Last year, the majority of these rebates would have been recognized later in the fiscal year. Excluding rebate timing, gross profit was negatively affected by lower sales of chemicals and seed, as well as lower gross profit on those sales due to competitive pressure. Lower gross profit per ton was generated on fertilizer sales as compared to last year as favorable buying conditions did not exist due to high natural gas costs following Hurricanes Katrina and Rita. These gross profit items were partially offset by our acquisition activity and increased application and service revenues.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses decreased to $66.2 million (8.6% of sales) for the thirteen weeks ended August 27, 2006, from $73.7 million (9.7% of sales) for the thirteen weeks ended August 28, 2005. The decrease was due primarily to lower salary and benefit expenses due to lower incentive program accruals commensurate with company performance relative to incentive metrics. This was partially offset by higher bad debt expense from fewer collections of accounts previously written off, additional expenses due to consolidation accounting triggered by our acquisition of UAP Timberland, and increased fuel expenses compared to the prior year.

Royalties, Service Charges and Other Income and Expenses. These items include royalty income, service charge income paid by customers who do business with us on terms, and equity earnings in UAP Timberland when it was an unconsolidated subsidiary in fiscal 2006, as well as other items. Other income decreased to $8.4 million in the thirteen weeks ended August 27, 2006, from $10.0 million in the thirteen weeks ended August 28, 2005. Due to the acquisition of the remaining 50% of our affiliate, UAP Timberland, early in the first fiscal quarter, we had no equity earnings from unconsolidated subsidiaries in the second quarter of fiscal 2007 compared to $0.7 million in the second quarter of fiscal 2006. Increased customer service charge income during the thirteen weeks ended August 27, 2006, compared to the thirteen weeks ended August 28, 2005, was offset by lower royalty income for the quarter. Royalty income was lower than last year due to slower international and domestic sales of products that make up our royalty stream.

Interest Expense. Interest expense was slightly lower at $8.9 million in the thirteen weeks ended August 27, 2006, compared to $9.0 million for the thirteen weeks ended August 28, 2005. Increased short-term borrowings, related to our acquisition activity and increased working capital mostly offset the favorable interest rate change as a result of the refinancing.

Finance Related and Other Charges. Finance related and other charges in the thirteen weeks ended August 27, 2006, were $47.4 million, almost all of which relates to the refinancing of our long-term debt that was completed during the second quarter of fiscal 2007. We had no finance related and other charges during the first quarter of fiscal 2006.

Income Taxes. The effective income tax rate was 30.4% for the thirteen weeks ended August 27, 2006, versus 39.6% for the thirteen weeks ended August 28, 2005. The lower tax rate for the thirteen weeks ended August 27, 2006, reflects a lower tax benefit being realized on the loss for the quarter. The lower tax benefit is a result of lower net income on a relatively fixed base of tax adjustments.

Twenty-Six Weeks Ended August 27, 2006, Compared to Twenty-Six Weeks Ended August 28, 2005

Net Sales. Sales increased 2.4% to $2,165.8 million for the twenty-six weeks ended August 27, 2006, compared to $2,114.4 million for the twenty-six weeks ended August 28, 2005. Sales of proprietary chemical and seed products were 15.6% of total chemical and seed sales in the first half of fiscal 2007 compared to 14.6% in the same period last year.

Sales of chemicals decreased to $1,280.8 million in the twenty-six weeks ended August 27, 2006, from $1,294.0 million in the twenty-six weeks ended August 28, 2005. For comparison purposes, fiscal 2007 included a net $60.0 million of chemical sales from acquisition and divestiture activity. Most notably, the acquisition of UAP Timberland contributed $62.1 million to chemical sales in the first half of fiscal 2007 while the divesture of retail locations in Western Canada decreased sales by $8.0 million, which was the amount of sales from these locations included in the first half of fiscal 2006. Decreased sales of fungicides compared to last year contributed to the shortfall as the demand for products that control Asian Soybean Rust was not as strong as last year. Sales of herbicides decreased from last year due to an increased adoption of Roundup Ready corn, which negatively impacted certain herbicide products. The decrease in herbicides included a corresponding increase in sales of glyphosate products. Higher volumes of glyphosate herbicides more than offset lower end user unit prices. Increased sales of chemical seed treatments offset lower insecticide sales compared to last year.

Sales of fertilizer increased to $490.8 million in the twenty-six weeks ended August 27, 2006, from $483.3 million in the twenty-six weeks ended August 28, 2005. For comparison purposes, sales of fertilizer from retail locations divested in Western Canada totaled $9.7 million in the first half of fiscal 2006. These sales were only partially offset by additional retail locations subsequently acquired in the United States. The increase in fertilizer sales was due to higher per ton selling prices which offset slightly lower volumes sold compared to last year. Fertilizer is typically applied either in the fall or spring seasons. Our third and fourth quarters of fiscal 2006 showed fertilizer volume increases as favorable weather conditions allowed more fertilizer to be applied in the fall and winter months. These increased fall and winter volumes replaced tons that otherwise would have been applied in the first half of fiscal 2007. Additionally, a 2.9% reduction in corn acres planted, compared to last year, as well as severe drought conditions in many cotton and wheat producing areas, reduced the opportunity for increased fertilizer volumes. We believe higher fertilizer per ton prices caused some of our customers to reduce fertilizer purchases compared to prior years.

Sales of seed increased to $343.2 million in the twenty-six weeks ended August 27, 2006, from $299.0 million in the twenty-six weeks ended August 28, 2005. The increase was due to volume growth in both third party and proprietary brands of corn, cotton, and soybeans and higher prices due to increased sales of seeds which include a technology fee due to the seed’s enhanced traits.

Other sales increased to $51.0 million in the twenty-six weeks ended August 27, 2006, from $38.1 million in the twenty-six weeks ended August 28, 2005, due to increased application fees, added contract service revenue from the UAP Timberland acquisition, and additional transportation and warehousing revenue from our Canadian business.

Cost of Goods Sold. Cost of goods sold was $1,871.8 million in the twenty-six weeks ended August 27, 2006, compared to $1,835.3 million in the twenty-six weeks ended August 28, 2005. Gross profit (net sales less cost of goods sold) was $294.0 million in the twenty-six weeks ended August 27, 2006, compared to $279.0 million in the twenty-six weeks ended August 28, 2005. Gross margin (gross profit as a percentage of net sales) was 13.6% in the twenty-six weeks ended August 27, 2006, compared to 13.2% in the twenty-six weeks ended August 28, 2005. The increase in gross profit dollars and gross margin percentage was primarily due to the timing of third party rebate income. Due to changes in vendor rebate programs and our enhanced rebate tracking ability, we accelerated the timing of our rebate income accrual in the fiscal first half of 2007 by an estimated $25.1 million (1.2% of sales) compared to the same period last year. Last year, the majority of these rebates would have been recognized later in the fiscal year. Excluding rebate timing, gross profit was negatively affected by lower fertilizer sales volumes and lower gross profit per ton. (The higher average sales price per ton did not offset the higher average cost per ton.) Lower gross profit on supplier branded seed, due to competitive pressure, was partially offset by increased gross profit on application and contract services compared to last year. Gross profit on chemicals was down slightly as decreases in fungicide, insecticide, and herbicide sales and margins were only partially offset by acquisitions.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses decreased to $155.2 million (7.2% of sales) in the twenty-six weeks ended August 27, 2006, from $160.0 million (7.6% of sales) in the twenty-six weeks ended August 28, 2005. The decrease was due primarily to lower salary and benefit expenses due to lower incentive program accruals commensurate with company performance relative to incentive metrics. Insurance costs were also down.

These decreases were partially offset by additional expenses brought on by our acquisition of UAP Timberland, higher bad debt expense from fewer collections of accounts previously written off, and increased fuel expenses.

Royalties, Service Charges and Other Income and Expenses. These items include royalty income, service charge income paid by customers who do business with us on terms, and equity earnings in UAP Timberland when it was an unconsolidated subsidiary in fiscal 2006, as well as other items. Other income decreased to $15.6 million in the twenty-six weeks ended August 27, 2006, from $17.8 million in the twenty-six weeks ended August 28, 2005. We had no equity earnings from unconsolidated subsidiaries in fiscal 2007, compared to $1.0 million in fiscal 2006, as we acquired the remaining 50% of our affiliate, UAP Timberland, early in the first quarter of fiscal 2007. Lower royalty income was partially offset by increased customer service charge income during the twenty-six weeks ended August 27, 2006, compared to the twenty-six weeks ended August 28, 2005. Royalty income was lower compared to the same period last year due to slower international and domestic sales of products that make up our royalty stream.

Interest Expense. Interest expense was slightly lower at $17.2 million in the twenty-six weeks ended August 27, 2006, compared to $17.3 million for the twenty-six weeks ended August 28, 2005. A reduction in interest rates as a result of the refinancing was partially offset by increased short-term borrowings related to our acquisition activity, and increased working capital needs.

Finance Related and Other Charges. Finance related and other charges in the twenty-six weeks ended August 27, 2006, were $47.8 million, $47.6 million of which relates to the refinancing of our long-term debt, completed during the second quarter of fiscal 2007. We had no finance related and other charges during the first half of fiscal 2006.

Income Taxes. The effective income tax rate was 39.4% for the twenty-six weeks ended August 27, 2006, versus 39.7% for the twenty-six weeks ended August 28, 2005.

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

We believe that our cash flows from operating activities and borrowing capacity under our revolving credit facility will be sufficient to meet our liquidity requirements in the foreseeable future, including funding of capital expenditures, debt service payments, and our intended dividend payments on our common stock. If our cash flows from operating activities are insufficient to fund dividend payments at intended levels, we will need to reduce or eliminate dividends or, to the extent we are permitted to do so under our debt agreements, fund dividends with borrowings or from other sources. If we use working capital or permanent borrowings to fund dividends, we will have less cash available for future dividends and other purposes, which could negatively impact our financial condition, our results of operations, and our ability to maintain or expand our business. Additionally, our new revolving credit facility will mature in 2011 and our new term loan facility will mature in 2012. If we are unable to refinance any such existing or future indebtedness prior to its stated maturity, we will be required to use cash to repay such indebtedness, and we may not have sufficient cash available to us at that time. Even if we have sufficient cash, such a repayment would sufficiently decrease the amount of cash, if any, that is available to pay dividends.

Cash Flows

Cash flows used for operating activities totaled $65.5 million in the twenty-six weeks ended August 27, 2006, compared to $15.0 million provided from operations in the twenty-six weeks ended August 28, 2005. The increase in net cash used for operating activities in the current period versus the prior period is mostly due to an increase in accounts receivable and inventory that was only partially offset by an increase in accounts payable. Accounts receivable increased due to increased sales, specifically in the area of seed, additional accruals for vendor rebate receivables, partially due to our accelerated rebate timing compared to last year, and an increase in customers with extended terms, as well as our acquisition activity. Inventory also increased over last year, partially due to our acquisition activity. Additionally, lower than expected sales of certain herbicide and insecticide chemical products created an increase in those products on hand at the end of the quarter compared to last year. The current fiscal year increase in accounts payable is due to our acquisition activity and working capital initiatives, and a faster use of prepayments made to chemical and seed suppliers.

Cash flows used for investing activities totaled $18.2 million for the twenty-six weeks ended August 27, 2006, and $4.2 million for the twenty-six weeks ended August 28, 2005. Cash used for business acquisitions was $15.1 million in the first half of fiscal 2007 compared to no such spending in the first half of fiscal 2006. First half fiscal 2007 acquisition spending was primarily for the acquisition of UAP Timberland. Additions to property, plant and equipment were $10.5 million in the twenty-six weeks ended August 27, 2006, compared to $6.4 million for the twenty-six weeks ended August 28, 2005. This capital spending during the first half of fiscal 2007 was for a variety of projects, the largest being the purchase of one of our leased locations. A majority of the additional spending on property, plant and equipment relates to expansion, infrastructure replacement, and cost reduction projects. Capital spending during the first half of fiscal 2006 was for a variety of projects, the largest being a fertilizer terminal expansion project. Proceeds from the sale of assets was $9.3 million, for the twenty-six weeks ended August 27, 2006 versus $2.2 million for the twenty six weeks ended August 28, 2005. The reason for this increase in proceeds is the sale of some of our retail locations in Western Canada.

Cash flows provided by financing activities were $11.5 million in the twenty-six weeks ended August 27, 2006, compared to a use of $1.5 million in the twenty-six weeks ended August 28, 2005. Redeeming our Senior Notes and revolving credit facility used cash of $336.2 million and replacing it provided cash of $175.0 million from borrowings under our new term loan facility and $190.0 million from net short-term borrowings under the new revolving credit facility. Cash flows used for financing activities also reflect $19.1 million of dividends paid to stockholders during the first half of fiscal 2007 compared to $6.3 million in the same period last year. We actively manage our cash balances, which results in a check float on zero balance accounts. The net change in float (checks not yet presented) was an increase of $4.7 million and $5.8 million for the periods ending August 27, 2006, and August 28, 2005, respectively.

Credit Facility. At August 27, 2006, there was $190.0 million of borrowings outstanding under the senior secured asset based revolving credit facility and United Agri Products, Inc. had additional borrowing capacity of $464.6 million after giving effect to $20.4 million of letters of credit under the sub-facility. At August 28, 2005, we had no debt outstanding under our prior revolving credit facility. Our previous credit facility was refinanced on June 1, 2006. (See Note 9 in Notes to Financial Statements.)

Since inception of the credit facility, we have been in compliance with its financial covenants. During the fifty-two weeks ended August 27, 2006, short-term borrowings (net of offsetting cash and cash equivalents) reached a daily peak of $380.0 million on June 30, 2006, while cash on hand reached a daily peak of $79.2 million on February 26, 2006. Due to the refinancing of our Senior Notes and revolving credit facility on June 1, 2006, our short-term borrowings will trend higher over the next several quarters. In the refinancing, we replaced $304.6 million of long-term debt with $175.0 million of long-term debt and increased short-term borrowings by $167.5 million, including short-term borrowings used to pay tender offer premiums and other refinancing costs. We expect as a result of our refinancing and future acquisition activity, that our short-term borrowings, in the near term, will be higher than historical periods.

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

The following is a summary of our contractual obligations as of August 27, 2006:

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 year	1 year	2 years	3 years	4 years	After 5 years
	(dollars in thousands)
Long-term debt (including short term portion)	$176,702	$1,750	$1,750	$1,750	$1,750	$1,750	$167,952
Interest payments on long term debt	71,710	13,183	12,876	12,532	12,584	11,705	8,830
Operating lease obligations	18,189	5,436	4,051	2,525	1,584	887	3,706
Other long-term obligations	3,734	565	911	489	727	635	407
Unconditional purchase obligations	5,271	577	1,494	800	800	800	800
Capital lease obligations	502	60	60	60	322	—	—

Total	$276,108	$21,571	$21,142	$18,156	$17,767	$15,777	$181,695

We have excluded from the above table potential lease and other potential contract obligations because the relevant contracts are cancelable within one year.

The most significant changes to our obligations and commitments since 2006 fiscal year-end are the reduction in our long-term debt ($152 million total) and the interest payments thereon ($90 million).

Holding Company

As a holding company, our investments in our operating subsidiaries, including United Agri Products, constitute substantially all of our operating assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. Our principal source of the cash required to pay our and our subsidiaries’ obligations is the cash that our subsidiaries generate from their operations and their borrowings under the new revolving credit facility. Our subsidiaries are separate and distinct legal entities and have no obligations to make funds available to us. The terms of the agreements governing our new senior secured credit facility generally restrict our subsidiaries from paying dividends, making loans or other distributions and otherwise transferring assets to us. Furthermore, our subsidiaries are permitted under the terms of the senior secured credit facilities to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to us. We cannot assure you that the agreements governing our current and future indebtedness will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest and principal payments on our indebtedness when due. As we consummate additional acquisitions, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Dividend Policy

Currently we intend to pay quarterly cash dividends on our common stock at an annual rate of $0.75 per share. On July 11, 2006, our board of directors declared a quarterly dividend on our common stock in the amount of $0.1875 per share. The record date for the dividend payment was August 15, 2006, and the payment date was September 1, 2006. Additionally, we paid a $0.1875 per share dividend on both March 1, 2006, and June 1, 2006.

There are no assurances that we will declare or pay any cash dividends in the future. The declaration and payment of future dividends to holders of our common stock is at the discretion of our board of directors and depends upon many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors our board of directors deems relevant. The terms of our new senior secured credit facility (see Note 9 in Notes to Financial Statements), may also restrict us from paying cash dividends on our common stock under some circumstances. As of August 27, 2006, under the new credit facility, management believes that approximately $82.9 million of permitted distributions were available to pay dividends under restricted payment covenants of the new credit facility entered into on June 1, 2006, before giving effect to the September 1, 2006 dividend payment of $9.6 million.

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

There has been no material change in accounting policies considered critical by our management. However we have refined our methodology for estimating chemical rebates earned in response to changes in supplier rebate programs through the use of an internally developed tracking system. Under GAAP, rebates are recorded when it is probable that we will earn the rebate, the amount is reasonably estimable and the rebate is covered by a written agreement with the supplier. Due to changes in vendor programs and enhancements to our rebate tracking system, we have accrued more rebate earnings in the first half of fiscal 2007 as compared to the same period in fiscal 2006. This has partially contributed to our improved operating results. Decisions as to when and how much rebate earnings should be recorded are estimates, which require significant judgment by management, based on an analysis of vendor programs (especially those with tiered levels of rebates which can be earned), operating performance to date, and expectations of operating performance for the balance of the crop year, all of which can vary from year-to-year. Because the “probable” and “reasonably estimable” concepts imply that a relatively high level of assurance should exist before accruing rebates, true-ups of rebate accruals, if required, will tend to be positive. Where uncertainty exists such that the rebate is not reasonably estimated or probable, rebates are recognized as the related milestones are achieved. Given our operating cycle and the crop-year basis of all significant rebate programs, true-ups of rebate accruals, if required, usually occur in the third or fourth quarter of our fiscal year.

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

Our average daily borrowings under the revolving credit agreement (net of offsetting cash and cash equivalents) for the fifty-two weeks ended August 27, 2006, were approximately $144.5 million. The revolving credit facility is affected by changes in interest rates. Based upon the amount of our average daily borrowings (net of offsetting cash and cash equivalents) for the fifty-two weeks ended August 27, 2006, a one percentage point change in the assumed weighted average interest rate on such credit facility would change our annual interest expense by $1.4 million. Additionally, we have long-term debt of $175.0 million that is variable rate debt. As part of our debt agreements, we are required to hedge 50% of our interest rate exposure on our long-term debt. We currently have $165 million of our long-term debt hedged, reducing interest rate risk on that amount of long-term debt.

Our foreign currency risk is limited primarily to the exchange rate differential in the Canadian and US dollar. The exchange rate was 0.902, 0.8711, and 0.8342, at August 27, 2006, February 26, 2006, and August 28, 2005, respectively. The exchange rate has been between 0.8493 and 0.9148 for the twenty-six weeks ended August 27, 2006. A 1% change in the exchange rate, if not hedged, has approximately a $0.3 million impact on the balance sheet value.

Changes in energy prices have a direct impact on our fuel costs. The national average per gallon price of diesel fuel has increased from $2.59 to $3.03 and gasoline has increased from $2.58 to $2.80 from August 28, 2005 to August 27, 2006, respectively. These price increases impact our supply chain and selling expenses. Based on our usage mix of these two fuels, we estimate that on average we have experienced nearly a 23.7% increase in fuel prices year over year through the second quarter, contributing to an increase in our fuel expenses of $1.5 million and $3.0 million during the thirteen and twenty-six weeks ended August 27, 2006, respectively, compared to last year. Based on our estimated annual usage, a $0.13 increase in the annual average per gallon price of fuel would increase our fuel expense by $1.0 million. Higher fuel prices also affect our customers such that higher expenses for fuel and higher prices for fertilizer inputs may reduce the cash or credit available to them with which to purchase other inputs or services from us.

Our on hand inventory of fertilizer products has price risk related to changes in energy prices. Our total fertilizer inventories on hand were approximately $80.9 million, $140.4 million, and $79.7 million as of August 27, 2006, February 26, 2006, and August 28, 2005, respectively. Of our total fertilizer inventory, approximately $27.2 million, $77.0 million, and $26.7 million as of August 27, 2006, February 26, 2006, and August 28, 2005, respectively, were considered by the fertilizer industry to be nitrogen based and therefore price sensitive to the price of natural gas. Natural gas is the key ingredient in the manufacture of these products. While a direct relationship cannot be established due to alternative sources of fertilizer products, such as imports or substitute products, price risk does exist.

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

PART II. OTHER INFORMATION

Items 1, 1A, 2, 3 and 4 are not applicable and have been omitted.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The second annual meeting of stockholders was held on July 11, 2006.

(b)	Directors elected at the meeting were: Stan Parker and William H. Schumann, III

Incumbent Directors at the time of the meeting whose terms expire in subsequent years are: L. Kenneth Cordell, Carl J. Rickertsen, Thomas R. Miklich, Joshua J. Harris, and Marc E. Becker.

(c)	The matters voted upon at the meeting and the results of the voting were as follows:

(1)	Election of Directors:

	CLASS	TERM EXPIRING	FOR	WITHHELD
Stan Parker	I	2009	47,547,670	77,164
William H. Schumann, III	I	2009	47,582,370	42,464

(2)	Ratification of Appointment of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm for the 2007 Fiscal Year ending February 25, 2007:

FOR	AGAINST	ABSTAIN
47,423,808	193,938	7,088

ITEM 5.	OTHER INFORMATION

On October 4, 2006, UAP Holding Corp., pursuant to the direction and approval of our compensation committee of the board of directors (the “Board”), granted 2,150 restricted stock units (“RSUs”) to non-executive director Mr. Michael E. Ducey who was appointed to the Board of UAP Holding Corp. and United Agri Products, Inc. effective September 15, 2006. The RSUs were granted under the UAP Directors Deferred Compensation Plan and pursuant to the UAP Holding Corp. 2004 Long-Term Incentive Plan and are evidenced by a restricted stock unit award agreement. These RSUs vested immediately upon grant and are payable upon Mr. Ducey’s termination date. The form of UAP Holding Corp. 2004 Long-Term Incentive Plan/Directors Deferred Compensation Plan Restricted Stock Unit Award Agreement has been filed as Exhibit 10.1 to this Report and is incorporated herein by reference.

ITEM 6.	EXHIBITS

10.1	Form UAP Holding Corp. 2004 Long-Term Incentive Plan /Directors Deferred Compensation Plan Restricted Stock Unit Award Agreement.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 5, 2006

UAP HOLDING CORP.
(Registrant)

By:	/s/ David W. Bullock
David W. Bullock
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory on behalf of Registrant)

By:	/s/ Alan Kessock
Alan Kessock
Chief Accounting Officer
(Principal Accounting Officer)