Form 10-Q
period 2006-11-26
UAP HOLDING CORP
filed 2007-01-05
CIK 1279529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Outstanding at January 3, 2007
Common Stock, par value $0.001 per share	50,980,971 shares

TAB LE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of UAP Holding Corp.

Greeley, Colorado

We have reviewed the accompanying condensed consolidated balance sheets of UAP Holding Corp. and subsidiaries (the “Company”) as of November 26, 2006, and November 27, 2005, the related condensed consolidated statements of earnings for the 13-week and 39-week periods ended November 26, 2006, and November 27, 2005, the condensed consolidated statements of cash flows for the 39-week period ended November 26, 2006, and November 27, 2005, and the condensed consolidated statement of stockholders’ equity for the 39-week period ended November 26, 2006. These interim financial statements are the responsibility of the Company’s management.

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

DELOITTE & TOUCHE LLP

Denver, Colorado

January 3, 2007

UAP HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

UNAUDITED

	November 26, 2006	February 26, 2006	November 27, 2005
ASSETS
Current assets:
Cash and cash equivalents	$35,045	$79,168	$13,977
Receivables, less allowance for doubtful accounts of $16,589, $12,770 and $16,119	724,930	288,879	616,957
Inventories	599,474	730,771	536,641
Deferred income taxes	24,665	21,168	24,631
Vendor prepay	12,950	69,841	22,056
Other current assets	4,383	16,123	4,383

Total current assets	1,401,447	1,205,950	1,218,645
Property, plant and equipment	130,794	114,991	114,303
Less accumulated depreciation	(32,288)	(24,676)	(23,345)

Property, plant and equipment, net	98,506	90,315	90,958
Goodwill	41,611	27,167	32,431
Intangible assets, net	31,660	26,121	25,022
Deferred income taxes	6,370	9,951	9,960
Debt issue costs, net	5,746	17,155	18,014
Investment in unconsolidated affiliates	113	4,166	3,666
Other assets	1,873	1,085	466

Total assets	$1,587,326	$1,381,910	$1,399,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$728,714	$819,071	$631,190
Short-term debt	373,615	—	148,965
Other accrued liabilities	103,513	73,962	115,661
Income taxes payable	—	—	14,649
Deferred income taxes	2,087	1,433	1,580

Total current liabilities	1,207,929	894,466	912,045
Long-term debt	172,828	306,339	303,713
Other non-current liabilities	5,903	1,890	2,753
Deferred income taxes	18,677	19,476	19,884
Commitments and contingencies (note 10)
Stockholders’ equity:
Common stock, $.001 par value, 90,000,000 shares authorized, 50,980,858, 50,814,430 and 50,473,349 issued and outstanding, respectively	51	51	50
Management stock – rabbi trust	—	3,956	4,518
Additional paid-in capital	133,344	117,392	111,867
Retained earnings	44,813	32,606	39,104
Accumulated other comprehensive income	3,781	5,734	5,228

Stockholders’ equity	181,989	159,739	160,767

Total liabilities and stockholders’ equity	$1,587,326	$1,381,910	$1,399,162

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAP HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands, except share data)

UNAUDITED

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 26, 2006	November 27, 2005	November 26, 2006	November 27, 2005
Net sales	$375,728	$323,089	$2,541,542	$2,437,458
Costs and expenses:
Cost of goods sold	335,107	272,547	2,206,926	2,107,891

Gross profit	40,621	50,542	334,616	329,567
Selling, general and administrative expenses	54,746	56,301	209,954	216,362
(Gain) loss on sale of assets	56	(59)	45	(1,532)
Restructuring costs	85	970	429	1,460
Royalties, service charges and other income and expenses	(4,320)	(2,915)	(19,946)	(20,739)

Operating income (loss)	(9,946)	(3,755)	144,134	134,016
Interest expense	11,472	10,885	28,631	28,179
Finance related and other charges	325	—	48,172	—

Income (loss) before income taxes	(21,743)	(14,640)	67,331	105,837
Income tax expense (benefit)	(8,592)	(5,292)	26,464	42,490

Net income (loss)	$(13,151)	$(9,348)	$40,867	$63,347

Earnings (loss) per share:
Basic	$(0.26)	$(0.19)	$0.80	$1.26
Diluted	$(0.26)	$(0.19)	$0.78	$1.21
Cash dividends declared per share of common stock	$0.1875	$0.1625	$0.5625	$0.45
Weighted average shares outstanding:
Basic	50,978,306	50,472,405	50,932,591	50,449,776
Diluted	50,978,306	50,472,405	52,425,236	52,352,306

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAP HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

UNAUDITED

	Thirty-Nine Weeks Ended
	November 26, 2006	November 27, 2005
Operations
Net income	$40,867	$63,347
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	8,636	8,519
Amortization of intangibles	1,449	1,021
Amortization of debt issuance costs	2,735	3,290
Accretion of discount on notes	—	7,766
Write-off of debt issuance costs	15,957	—
Premium paid to tender notes payable	31,714	—
Gain on sales of fixed assets	45	(1,530)
Equity in losses of unconsolidated affiliates	—	—
Deferred tax benefit	(57)	(12,595)
Stock compensation	2,979	586
Change in operating assets and liabilities	(301,352)	(239,634)

Net cash used for operations	(197,027)	(169,230)
Investing
Additions to property, plant and equipment	(16,960)	(10,226)
Addition of other long-lived assets	(1,928)	—
Other	—	405
Proceeds from sales of assets	9,399	2,184
Acquisition of businesses	(31,511)	—

Net cash used for investing activities	(41,000)	(7,637)

Financing
Checks not yet presented	10,988	8,143
Net borrowings on revolving line of credit	371,865	148,910
Debt issuance costs	(6,374)	(1,046)
Long-term debt issued	175,000	—
Long-term debt redemption and payments	(338,475)	—
Dividends paid	(28,660)	(14,505)
Excess tax benefits from stock based compensation arrangements	9,130	—
Proceeds from common stock options exercised	300	377

Net cash provided by financing activities	193,774	141,879

Net change in cash and cash equivalents	(44,253)	(34,988)
Net effect of exchange rates on cash and cash equivalents	130	761

Net change in cash and cash equivalents	(44,123)	(34,227)
Cash and cash equivalents at beginning of period	79,168	48,204

Cash and cash equivalents at end of period	$35,045	$13,977

Supplemental disclosure of cash flow information:
Cash paid during the period for interest (includes $20,968, and $0, respectively, paid for prior years accreted discount on notes payable)	$48,976	$13,597
Net cash paid during the period for income taxes	$14,076	$31,088
Dividends declared but not yet paid	$9,559	$8,203

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAP HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

UNAUDITED

Thirty-Nine Weeks Ended November 26, 2006	Common Stock	Rabbi Trust	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at February 26, 2006	$51	$3,956	$117,392	$32,606	$5,734	$159,739
Dividends to stockholders	—	—	—	(28,660)	—	(28,660)
Stock compensation – stock options and restricted stock units net of holdback for taxes on restricted stock units vested and issued	—	—	2,566	—	—	2,566
Stock and stock option income tax benefits	—	—	9,130	—	—	9,130
Rabbi trust distribution	—	(3,956)	3,956	—	—	—
Stock options exercised	—	—	300	—	—	300
Comprehensive income:
Net income	—	—	—	40,867	—	40,867
Cash flow hedges	—	—	—	—	(2,174)	(2,174)
Foreign currency translation adjustment	—	—	—	—	221	221

Total comprehensive income						38,914

Balance at November 26, 2006	$51	$—	$133,344	$44,813	$3,781	$181,989

The accompanying notes are an integral part of the condensed consolidated financial statements.

UAP HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Thirteen and Thirty-Nine Week Periods Ended November 26, 2006, and November 27, 2005

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

Since our suppliers typically operate on a crop year, which is a different year than our fiscal year, our rebate agreements with our suppliers are estimated throughout the year and adjusted, as necessary, typically in our fiscal third and fourth quarters. These adjustments can impact our margin percentages by quarter with the greatest impact in the third and fourth quarters due to the impact of supplier rebate adjustments on a lower level of quarterly sales. In addition, our customers operate on a crop year and sales and payments on accounts receivable are cyclical throughout the year. Accordingly, our results of operations over any one quarter are not necessarily indicative of the results to be expected over the full fiscal year.

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

Vendor Rebates Receivable. At the beginning of each crop year, we enter into agreements with many of our suppliers providing for rebates upon the achievement of specified volume purchasing or sales levels. Most of these rebates are covered by binding arrangements or published programs. Rebates that are probable and reasonably estimable are accrued at expected rates based on total estimated crop year performance. Rebates that are not probable or estimable are accrued when certain milestones are achieved. Rebates not covered by binding agreements or published vendor programs are accrued when conclusive documentation of right of receipt is obtained. By our fiscal year-end, we will have received substantially all of the rebates due us for the prior crop year, and rebate income is adjusted accordingly.

We accrue rebates as part of our inventory and cost of sales, primarily for chemical and seed products. As of November 26, 2006, rebates receivable are for the current crop year, which began as early as September 2005 and may end as late as January 2007, depending on the supplier, as well as the new crop year which just began. Rebates based on the amount of materials purchased reduce cost of goods sold as inventory is sold. Rebates that are based on the amount of sales volume are offset to cost of goods sold when we estimate they have been earned based on our experience with the supplier and our anticipated sales volume of their products.

Due to the diverse nature of rebate programs, estimates of rebates earned can vary significantly from period to period and when comparing interim periods of the current and prior year, and more likely than not will trail sales. Due to changes in vendor rebate programs, our enhanced rebate tracking ability, and operating performance factors, the Company accrued estimated rebate earnings of $4.9 million less for the thirteen weeks ended November 26, 2006, and $20.2 million more for the thirty-nine weeks ended November 26, 2006, as compared to the same periods in fiscal 2006.

Accounting for Stock Based Compensation. On February 27, 2006, the Company adopted SFAS 123(R), Share-Based Payments (“SFAS 123(R)”) which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors, including grants of employee stock options related to the 2003 Plan, based on the grant date estimated fair value of each award, net of estimated cancellations, over the employee’s requisite service period. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25, Accounting for Stock Issued to Employees (“APB 25”) as allowed under SFAS 123, Accounting for Stock Based Compensation (“SFAS 123”). Under the intrinsic value method, no share-based compensation cost related to stock options had to be recognized in the Company’s earnings because the exercise price was at least equal to the market value of the common stock on the grant date. Because most of the Company’s stock option grants were vested prior to February 27, 2006, and because the value used to measure compensation expense for restricted shares is the same for APB 25, SFAS 123, and SFAS 123(R), the adoption of SFAS 123(R) had less than a $50,000 impact on the Company’s operating income, pretax income, and net income and did not affect the reported amount of basic and fully diluted earnings per share for the thirty-nine weeks ended November 26, 2006.

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

Total share-based compensation cost recognized under SFAS 123(R) for the thirteen and thirty-nine weeks ended November 26, 2006, which is included in selling, general and administrative expenses, was $1.2 million and $3.0 million and consists of charges associated with restricted stock units and employee stock options. The share-based compensation income tax benefit recognized on this expense was $0.5 million and $1.2 million for the same thirteen and thirty-nine week periods, respectively. The share-based compensation excess income tax benefit recorded and recognized as a source of cash provided by financing activities in the condensed consolidated statement of cash flows was $6.0 million and $9.1 million for the thirteen and thirty-nine weeks ended November 26, 2006.

Prior to the adoption of SFAS 123(R), the Company presented tax benefits of deductions resulting from stock compensation as cash flows from operating activities in its statements of cash flows. SFAS 123(R) requires the cash flows from the excess tax benefits the company realizes on stock compensation to be presented as cash flows from financing activities. The tax benefit exceeds compensation expense due to tax benefits associated with the distribution of common stock from the rabbi trust (see “Deferred Compensation” in Note 7).

Earnings (loss) per Share. Earnings per share are based on the weighted average number of shares of common stock outstanding during the period. The basic and diluted weighted average share calculation for the thirteen weeks ended November 26, 2006, and November 27, 2005, and the thirty-nine week periods ended November 26, 2006, and November 27, 2005, are presented in the following table:

Earnings (loss) per share	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 26, 2006	November 27, 2005	November 26, 2006	November 27, 2005
	(dollars in thousands, except earnings per share amounts)
Net income (loss)	$(13,151)	$(9,348)	$40,867	$63,347

Weighted average shares of common stock outstanding used in computing basic earnings per share	50,978,306	50,472,405	50,932,591	50,449,776
Net effect of dilutive stock options and restricted stock units	—	—	1,492,645	1,902,530

Weighted average shares of common stock used in computing diluted earnings per share	50,968,306	50,472,405	52,425,236	52,352,306

Basic earnings (loss) per share	$(0.26)	$(0.19)	$0.80	$1.26

Diluted earnings (loss) per share	$(0.26)	$(0.19)	$0.78	$1.21

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007 and interim periods within such years. We will adopt SFAS 157 in our first quarter of fiscal 2009, as required. We are currently evaluating the new standard. However, the adoption of SFAS 157 is not expected to have a material impact on our financial condition, results of operations, or liquidity.

In September 2006, the FASB also issued Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. We will adopt SFAS 158 effective as of the end of our fiscal year, February 25, 2007, as required. The adoption of SFAS 158 is not expected to have a material impact on our financial condition, results of operations, or liquidity.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), in which the Staff provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of assessing materiality. SAB 108 requires quantification of all misstatements on both the “rollover” and “iron curtain” approaches, and if either approach results in a material effect on the financial statements, the financial statements should be adjusted. We will adopt SAB 108 effective as of the end of our fiscal year, February 25, 2007, as required. We are currently evaluating the effect that application of SAB 108 will have, but adoption is not expected to have a material impact on the Company’s financial condition, results of operations, or liquidity.

Reclassifications. Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no net impact on previously reported results of operations.

2. Acquisitions and Divestitures

In March 2006, we acquired the remaining 50% interest of our joint venture with UAP Timberland, LLC (“Timberland”) for consideration of approximately $13 million. Prior to the acquisition, Timberland was accounted for as an unconsolidated affiliate using the equity method of accounting under which UAP’s proportionate share of net income before taxes was included in “Royalties, service charges and other income and expenses” in the statements of earnings. With the acquisition, Timberland became a wholly-owned subsidiary and is now consolidated. This change contributed additional sales of approximately $47 million and $114 million during the thirteen and thirty-nine weeks ended November 26, 2006, when compared with the thirteen and thirty-nine weeks ended November 27, 2005.

We are still finalizing our purchase accounting for Timberland and six smaller acquisitions. Adjustments to the current purchase price allocations are possible although such adjustments are anticipated to be immaterial.

On February 28, 2006, we sold a portion of our retail locations in western Canada for total consideration of approximately $8 million. Related assets were classified as held for sale in the February 26, 2006, balance sheet. We will continue to supply the purchaser with agricultural inputs per a supply agreement negotiated as part of the sales contract. This divestiture decreased sales by approximately $0.7 million and $20.2 million during the thirteen and thirty-nine weeks ended November 26, 2006, when compared with the thirteen and thirty-nine weeks ended November 27, 2005.

3. Royalties, Service Charges and Other Income and Expenses

Royalties, service charges and other income and expenses consist of the following:

Royalties, service charges and other income and expenses	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 26, 2006	November 27, 2005	November 26, 2006	November 27, 2005
	(dollars in thousands)
Royalty (income)	$(610)	$(200)	$(5,929)	$(9,154)
Service charges (income)	(1,863)	(1,470)	(7,659)	(5,510)
Other (income) and expenses	(1,847)	(1,245)	(6,358)	(6,075)

Total	$(4,320)	$(2,915)	$(19,946)	$(20,739)

4. Certain Asset Accounts

Receivables and Allowance for Doubtful Accounts. Our receivables include receivables from customers net of allowances for doubtful accounts, vendor rebates receivable, and miscellaneous receivables. As of November 26, 2006, February 26, 2006, and November 27, 2005, the net receivables from customers were $567.7 million, $228.4 million, and 484.1 million, respectively, vendor rebates receivable were $137.3 million, $44.2 million, and $122.0 million, respectively, and miscellaneous receivables were $19.9 million, $16.3 million, and $10.8 million, respectively. Net receivables from customers include receivables from unconsolidated affiliates in the amounts of $0.0 million, $1.1 million, and $2.5 million as of November 26, 2006, February 26, 2006, and November 27, 2005, respectively. At November 26, 2006, February 26, 2006, and November 27, 2005, the allowance for doubtful accounts totaled $16.6 million, $12.8 million, and $16.1 million, respectively.

Inventory. Inventory consists primarily of chemicals, fertilizer, and seed products purchased from our suppliers for resale to our customers. We record inventory at the lower of cost or market.

Our reserves for slow-moving and obsolete inventory items were $6.8 million, $5.4 million, and $6.6 million, as of November 26, 2006, February 26, 2006, and November 27, 2005, respectively.

Inventories are comprised of the following:

Inventory	November 26, 2006	February 26, 2006	November 27, 2005
	(dollars in thousands)
Raw materials and work in process	$13,019	$15,986	$9,525
Finished goods	586,455	714,785	527,116

Total	$599,474	$730,771	$536,641

Goodwill. Goodwill represents the excess of the purchase price paid (including the cost of acquisition) over the fair value of the net assets acquired in connection with business acquisitions. At November 26, 2006, February 26, 2006, and November 27, 2005, goodwill totaled $41.6 million, $27.2 million, and $32.4 million, respectively. The $14.4 million increase during fiscal 2007 is related to acquisitions. (See “Acquisitions and Divestments” Note 2). During 2006, we reduced goodwill $7.4 million to reflect the reduction of the deferred tax liability established in the initial UAP acquisition purchase price allocation based on further refinement of our best estimate of the tax basis of various assets and liabilities.

Debt Issuance Costs. Our debt issuance costs net of amortization were $5.7 million, $17.2 million, and $18.0 million at November 26, 2006, February 26, 2006, and November 27, 2005, respectively. Our debt issuance costs as of November 26, 2006 consist of costs associated with our new revolving credit facility and term loan. Both of these facilities were entered into on June 1, 2006. Debt issue costs are being amortized on a straight-line basis over the terms of the debt, which approximates the effective interest method, to which the costs relate, and the related amortization is recorded to interest expense and other amortization expenses. In conjunction with the June 2006 refinancing of our prior credit facility and the tender of senior notes, $16.0 million of debt issue costs were written-off and expensed during our second fiscal quarter (See Note 9. “Debt”).

5. Costs Associated with Exit or Disposal Activities

During fiscal year 2006, we consolidated ten regional distribution centers into five, closed one regional finance center, and centralized and consolidated various administrative functions. We also closed two regional sales offices and two formulating plants during fiscal 2005.

We have incurred $1.8 million of the estimated $2.0 million of costs for the restructuring activities which began in fiscal year 2006. The restructuring activities which began in fiscal year 2005 were completed during the first quarter of fiscal 2007.

6. Hedging Activities

Derivative Instruments. In July 2006, in compliance with the terms of our new credit facility, we entered into two interest rate swaps to manage exposure to changes in cash flows related to changes in the variable interest rate on a portion of our long term debt. Under the terms of the swaps, we will pay a designated fixed rate and receive a variable rate which is based on LIBOR. The rate received is expected to offset the variable rate to be paid on the long term debt which is also based on LIBOR.

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

As of November 26, 2006, we had two outstanding interest rate swaps with a total notional value of $165 million. These are amortizing swaps and their notional values will decline to $90 million prior to expiration in July 2011. The fair value of the interest rate swaps at November 26, 2006, was ($3.5) million and is classified as “Other non-current liabilities” on the balance sheet. The mark-to-market loss, net of taxes, deferred in other comprehensive income at November 26, 2006, is $2.2 million.

7. Share-based Compensation

Stock Compensation Plans. UAP’s share-based compensation programs include non-qualified stock options, restricted stock units, and deferred compensation. At November 26, 2006, our stock compensation programs were in accordance with the equity compensation plans maintained by the company: the 2004 Long-Term Incentive Plan (the “2004 Plan”), the 2003 Stock Option Plan (the “2003 Plan”), the 2004 Non-Executive Director Stock Option Plan (the “Director Option Plan”), the 2003 Deferred Compensation Plan (the “2003 DCP”), the 2004 Deferred Compensation Plan (the “2004 DCP”), and the Director Deferred Compensation Plan (the “Director DCP”).

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

Had compensation expense been recognized for stock-based compensation plans in accordance with provisions of SFAS 123, as amended, for the first thirteen and thirty-nine weeks ended November 27, 2005, the Company would have recorded net income and earnings per share as follows (in thousands, except per share data):

	Thirteen Weeks Ended November 27, 2005	Thirty-Nine Weeks Ended November 27, 2005
Net income (loss) as reported	$(9,348)	$63,347
Add: Stock-based employee compensation included in reported net income, net of tax (represents restricted stock expense)	$128	$351
Less: Total stock-based employee compensation expense determined under the fair-value-based method for all awards, net of tax	$(127)	$(374)

Pro forma net income (loss)	$(9,347)	$63,324

Basic earnings (loss) per share:
As reported	$(0.19)	$1.26
Pro forma	$(0.19)	$1.26
Diluted earnings (loss) per share:
As reported	$(0.19)	$1.21
Pro forma	$(0.19)	$1.21

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model.

The weighted average assumptions used in the model are outlined in the following table:

Date of grant	April 2004	November 2003
Expected volatility	0.00%	0.00%
Expected life (years)	5.00	5.00
Risk-free interest rate	3.39%	3.28%
Dividend yield	0.00%	0.00%
Weighted average fair value of options	$0.39	$0.38

The following table summarizes information concerning options outstanding, including the related transactions under the option plans, for the thirty-nine weeks ended November 27, 2005, and November 26, 2006:

Stock options	Shares Subject to Option	Weighted- Average Exercise Price Per Share
Balance at February 27, 2005 (2,531,000 shares vested and exercisable)	3,359,535	$2.56
Granted	—	$—
Exercised	(38,977)	$2.56
Forfeited / lapsed	(138,205)	$2.56

Balance at November 27, 2005 (2,662,837 shares vested and exercisable)	3,182,353	$2.56

Balance at February 26, 2006 (2,321,756 shares vested and exercisable)	2,841,272	$2.56
Granted	—	$—
Exercised	(117,254)	$2.56
Forfeited / lapsed	—	$—

Balance at November 26, 2006 (2,374,379 shares vested and exercisable)	2,724,018	$2.56

As of November 26, 2006, the aggregate intrinsic value (market value of the stock less option exercise price), which is the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options as of that date, is $59.1 million and is based on the Company’s average stock price on November 26, 2006. The total number of options exercisable (all of which were in-the-money) on November 26, 2006, was 2.4 million. The weighted average remaining contractual life was 5.0 years on November 26, 2006, for both outstanding and exercisable options.

Restricted Stock Units. Restricted stock units (“RSUs”) have been granted to eligible employees and management pursuant to our 2004 Plan and are converted into shares of UAP common stock upon vesting on a one-for-one basis. Typically, vesting of RSUs is subject to employee’s continuing service to UAP. The compensation expense related to these awards is determined using the value of UAP’s common stock on the date of the grant, and; compensation is recognized over the requisite service period on a straight-line basis and is adjusted for estimated forfeitures before vesting. Restricted stock units generally vest over three or four years.

The following is a summary of unvested RSU activity for the thirty-nine weeks ended November 26, 2006:

	Restricted Stock Units	Weighted- Average Fair Value
Balance at February 26, 2006	224,050	$15.94
Granted	515,350	$21.12
Vested	(56,261)	$15.94
Cancelled	(13,137)	$19.51

Non-vested RSUs at November 26, 2006	670,002	$19.85

As of November 26, 2006, there was approximately $9.0 million of unrecognized compensation expense, before taxes and net of estimated forfeitures, related to RSU grants, which will be recognized over a weighted average period of 2.8 years. Compensation cost related to RSUs was $1.0 million and $2.7 million for the thirteen and thirty-nine weeks ended November 26, 2006 and $0.2 million and $0.7 million for the thirteen and thirty-nine weeks ended November 27, 2005.

Deferred Compensation. We maintained two deferred compensation plans for the benefit of certain members of management, the 2003 DCP, which provided for the crediting of deferred shares for each executive who entered into a retention agreement at the time of UAP’s acquisition of certain of Con Agra Foods’ Agricultural Products Businesses, and the 2004 DCP, which provided for the crediting of deferred shares for each member of management who waived the right to receive a portion of their cash bonus for the 2004 fiscal year. The company established a trust (the “rabbi trust”) to hold the assets of the 2003 DCP and the 2004 DCP. The assets of the rabbi trust were subject to the claims of the company’s creditors in the event of the company’s insolvency.

As of November 26, 2006, all of the shares had been transferred from the trust to the recipients and no shares of our common stock remaining in the rabbi trust. The Company received an $8.5 million income tax benefit during the thirty-nine weeks ended November 26, 2006 for common stock transferred from the trust to recipients. Income tax benefit for the comparable period in fiscal year 2006 was $0.7 million.

8. Income Taxes

The following table summarizes the factors causing our income taxes to differ from U.S. federal statutory rates for the thirteen and thirty-nine weeks ended November 26, 2006, and the thirteen and thirty-nine weeks ended November 27, 2005:

Income taxes	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 26, 2006	November 27, 2005	November 26, 2006	November 27, 2005
	(dollars in thousands)
Tax at U.S. federal statutory rate	$(7,610)	$(5,124)	$23,566	$37,043
Dividends on shares of stock held in rabbi trust	25	(100)	(76)	(285)
State income taxes	(901)	(221)	2,308	5,012
Foreign credits and other	(106)	153	666	720

Total	$(8,592)	$(5,292)	$26,464	$42,490

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

Additionally, on June 1, 2006, UAP Holding Corp. and United Agri Products, Inc. completed tender offers and consent solicitations for the 10 3/4% Senior Discount Notes due 2012 issued by UAP Holding Corp. and the 8 1/4% Senior Notes due 2011 issued by United Agri Products, Inc. (collectively, the “Senior Notes”). The companies accepted for purchase $123.1 million principal amount at maturity of the 10 3/4% Senior Discount Notes (representing 98.5% of the previously outstanding 10 3/4% Senior Discount Notes) and $203.5 million principal amount of the 8 1/4% Senior Notes representing approximately 99.9% of the previously outstanding 8 1/4% Senior Notes. Total consideration paid for the notes tendered plus accrued interest thereon was $120.6 million for the 10 3/4% Senior Discount Notes and $227.2 million for the 8 1/4% Senior Notes. These payments and related expenses were financed through borrowings under the new credit facility.

As of November 24, 2006, UAP Holding Corp. had repurchased in brokered market transactions all of the $1.9 million principal amount at maturity of its 10 3/4% Senior Discount Notes due 2012 that had remained outstanding following the completion on June 1, 2006 of the tender offer and consent solicitation. Accordingly, all of the 10 3/4% Senior Discount Notes previously issued and authenticated under the indenture dated as of January 26, 2004, as supplemented (the “Indenture”), between UAP Holding Corp. and The Bank of New York (formerly JPMorgan Chase Bank, N.A.), as trustee (the “Trustee”), had been delivered by UAP Holding Corp. to the Trustee and cancelled. In accordance with Section 11.01 of the Indenture, UAP Holding Corp. satisfied and discharged the Indenture, which satisfaction and discharge was acknowledged by the Trustee on November 24, 2006. Upon satisfaction and discharge, the Indenture ceased to be of further effect (except for certain rights of the Trustee).

In connection with the refinancing and early extinguishment of the senior notes, the Company recorded a pretax charge to finance related and other charges of approximately $47.8 million, of which $0.1 million was recognized during the third fiscal quarter. These costs include approximately $31.7 million for tender premiums and related transaction costs to acquire the debt and $16.1 million for the write-off of unamortized debt issue costs.

As of November 26, 2006, under the new credit facility entered into on June 1, 2006, we believe that the permitted distributions available to pay dividends under the new restricted payment covenant would be approximately $64.0 million before giving effect to the December 1, 2006, dividend payment of $9.6 million.

Total current and long-term debt as of November 26, 2006, February 26, 2006, and November 27, 2005, consisted of the following:

Debt	November 26, 2006	February 26, 2006	November 27, 2005
	(dollars in thousands)
Total debt
Senior Secured Asset Based Revolving Credit Facility	$371,865	$—	$148,965
Term Loan Facility	174,563	—	—
8 1/4% Senior Notes	15	203,500	203,500
10 3/4% Senior Discount Notes, at accreted value	—	102,839	100,213

Total debt	546,443	306,339	452,678
Less: current portion
Senior Secured Asset Based Revolving Credit Facility	$371,865	$—	$148,965
Term Loan Facility	1,750	—	—

Total long-term debt	$172,828	$306,339	$303,713

Maturities of senior debt the next five fiscal years are as follows:

Fiscal Year Ending (dollars in thousands)	November 26, 2006
2007	$438
2008	1,750
2009	1,750
2010	1,750
2011	1,750
2012 and thereafter	167,125

Total	$174,563

10. Commitments and Contingencies

We are a party to a number of lawsuits and claims arising out of the operation of our businesses. After taking into account liabilities recorded, we believe the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations, or liquidity.

11. Employee Benefit Plans

Management Incentive Program. We have a management incentive plan for key officers and employees based on growth, profitability, operating center performance, and key performance metrics. Amounts charged (credited) to expense totaled ($4.1) million and $0.4 million for the thirteen and thirty-nine weeks ended November 26, 2006, respectively, and $1.0 million and $20.3 million for the thirteen and thirty-nine weeks ended November 27, 2005, respectively.

12. Dividends

Dividends Declared and Paid. We paid a $0.1875 per share dividend on March 1, 2006, June 1, 2006, September 1, 2006, and December 1, 2006.

13. Business Segment and Related Information

The company has one reporting segment engaged in the sale of agricultural inputs to growers and regional dealers.

Net sales and long-lived assets by geographical area are as follows:

Net sales	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 26, 2006	November 27, 2005	November 26, 2006	November 27, 2005
	(dollars in thousands)
United States	$367,811	$311,536	$2,485,501	$2,361,386
Canada	7,916	11,553	56,041	76,072

Total	$375,727	$323,089	$2,541,542	$2,437,458

Long-lived assets	November 26, 2006	February 26, 2006	November 27, 2005
	(dollars in thousands)
United States	$185,065	$175,380	$176,484
Canada	814	580	4,033

Total	$185,879	$175,960	$180,517

Long-lived assets consist of property, plant and equipment, net of depreciation, goodwill, indefinite life and amortizable intangibles, and other assets. Long-lived assets by geographical area are based on the location of facilities.

Net sales by product category are as follows:

Net sales by product category	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 26, 2006	November 27, 2005	November 26, 2006	November 27, 2005
	(dollars in thousands)
Chemicals	$218,278	$180,229	$1,499,040	$1,474,224
Fertilizer	116,180	112,867	606,981	596,138
Seed	19,319	14,940	362,535	313,909
Other	21,950	15,053	72,986	53,187

Total	$375,727	$323,089	$2,541,542	$2,437,458

14. Related Party Transactions

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

On November 2, 2006, certain funds affiliated with Apollo Management V, L.P., and current and former employees, including certain members of our management sold an additional 9,322,857 of the Company’s common shares in a secondary offering pursuant to an existing registration statement. The sale, from which the Company received no proceeds, represented approximately 18.3% of the current shares outstanding. Following this sale, Apollo no longer beneficially owned any of our outstanding common stock. Our management team’s beneficial ownership of the Company, including vested options, decreased to approximately 4.4%.

15. Subsequent Events

On December 15, 2006, UAP Distribution, Inc. entered into a definitive agreement to acquire certain retail and service assets of AGSCO, Inc. and AG Depot, Inc., which agreement is subject to customary closing conditions. We expect the acquisition to close in our fourth fiscal quarter.

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

We intend for this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) to provide the reader with information that will assist in understanding UAP, our consolidated financial condition, liquidity and capital resources, and results of operations for the periods presented. You should read this MD&A in conjunction with our condensed consolidated financial statements and the accompanying notes thereto appearing elsewhere in this Report. The results of operations for the thirteen and thirty-nine weeks ended November 26, 2006, are not necessarily indicative of the results to be expected for other interim periods or for the full fiscal year. This section should also be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 26, 2006.

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

The Agricultural Inputs Distribution Industry

We operate in the highly competitive agricultural inputs distribution industry. Our industry depends on farm expenditures for crop inputs, which in turn is dependent upon planted acreage in the United States and Canada. Over the last fifteen years, agricultural input expenses in the United States grew at a compound annual growth rate of 3.7%, based on historical data obtained from the Economic Research Service of the USDA. Planted acreage has been relatively flat over the last fifteen years, leading to a relatively stable but very competitive industry for crop inputs.

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

Building upon our Distribution Network–One of our key initiatives is to grow our business by leveraging our size and leading market share across the United States. We study our market share by state, county, and customer, and develop sales initiatives at local and regional levels to address any gaps and opportunities we have in our distribution network for chemicals, fertilizer, and seed. Where our data indicates an opportunity, we have the potential to add sales personnel and/or locations and assets to fill in gaps in our coverage.

Since the beginning of the fiscal year we have made the following acquisitions:

•	During the first fiscal quarter of 2007, we purchased the remaining 50% share of our joint venture in UAP Timberland and we acquired a retail distribution location from an independent retail distributor.

•	During the third fiscal quarter of 2007, we closed on the acquisition of Terral AgriServices, Inc. and certain assets of Terral FarmService, Inc. and Wisner Elevator, Inc. (collectively, “Terral”). In addition to the Terral acquisition, we acquired two retail distribution locations from independent retail distributors.

•	Following the end of our third fiscal quarter, we entered into a definitive agreement to acquire certain retail and service assets of AGSCO, Inc. and AG Depot, Inc., which agreement is subject to customary closing conditions. We expect the acquisition to close in our fourth fiscal quarter. In addition, shortly after the end of our third fiscal quarter, we acquired two retail distribution locations from two independent retail distributors.

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

Factors Impacting Our Results for the Thirteen and Thirty-Nine Weeks Ended November 26, 2006

During the first three quarters of fiscal 2007, several events took place that had or may have an impact on our business.

On March 3, 2006, we purchased the remaining 50% share of our joint venture in UAP Timberland. This purchase had no impact on our fiscal 2006 results of operations. In conjunction with this purchase, we began accounting for UAP Timberland on a consolidated basis; previously our ownership interest was accounted for using the equity method. In the first thirty-nine weeks of fiscal year 2006, $1.9 million of our income from the royalties, service charges and other income and expenses category was from our 50% share of the unconsolidated earnings of our affiliate UAP Timberland. See Note 2 in Notes to Condensed Consolidated Financial Statements for additional information.

On June 1, 2006, United Agri Products, Inc. replaced its existing revolving credit facility and entered into a new senior secured credit facility. The new credit facility provides for a six-year $175 million term loan facility and a five-year senior secured asset based revolving credit facility in an aggregate principal amount of $675 million, including $50 million for letters of credit. Additionally, on June 1, 2006, UAP Holding Corp. and United Agri Products, Inc. completed tender offers and consent solicitations for the 10 3/4% Senior Discount Notes due 2012 issued by UAP Holding Corp. and the 8 1/4% Senior Notes due 2011 issued by United Agri Products, Inc. UAP Holding Corp. paid total consideration of $118.8 million for the $123.1 million principal amount at maturity of 10 3/4% Senior Discount Notes accepted for purchase and United Agri Products, Inc. paid total consideration of $227.2 million for the $203.5 million principal amount of 8 1/4% Senior Notes accepted for purchase. Such payments were financed through borrowings under the new credit facility. This refinancing resulted in an after-tax charge of approximately $29.5 million or ($0.56) per diluted share on a year to date basis for the thirty-nine weeks ended November 26, 2006. See Note 9 in Notes to Condensed Consolidated Financial Statements for more details.

Since mid-year fiscal 2006, we have enhanced our rebate tracking and forecasting systems and methodology. Through these enhancements, we are able to match chemical and seed rebate income that is probable and reasonably estimable more closely with the sale of those rebate generating products than we have been able to in the past. This improved matching, and changes in vendor rebate programs, allowed us to accelerate rebate income recognition by approximately $20.2 million in the thirty-nine weeks ended November 26, 2006, compared to the same period last year. The impact to the thirteen weeks ended November 26, 2006, compared to the same period last year was a decrease in rebate income of $4.9 million. See the discussion in “Critical Accounting Policies and Estimates” on page 26 for further discussion of this item.

During the most recent growing season, many of our most productive regions have been impacted by drought conditions ranging from “severe” to “exceptional” according to the U.S. Drought Monitor, released on August 24, 2006, by the National Drought Mitigation Center. Drought conditions throughout Texas, Oklahoma, Mississippi, Alabama, and Georgia had a significant impact on cotton crop production. Additionally, drought conditions in the Dakotas, eastern Montana, Wyoming, western Nebraska, eastern Colorado, and central Missouri had a significant impact on the wheat and corn crop production in those regions. Based on the Crop Production report published by the National Agricultural Statistics Service of the USDA, cotton acres harvested are estimated to be 2.5 million acres less than total cotton acres planted. The 2006 Crop Production forecast projects a disaster rate of 16.1% of all cotton acres planted, compared to a disaster rate of 3.1% in 2005. Wheat acres estimated to be harvested are 10.5 million acres less than were planted, for a disaster rate of 18.4%, compared to a 12.4% disaster rate in 2005. Early corn crop estimates report that harvested acres of corn for grain were 4.1 million acres or 5.4% less than last year. Planted acres of corn were down 3.2 million acres or 3.9% lower than last year, so the additional reduction in harvested acres was due to drought conditions during the growing season. All of these scenarios had a negative impact on our business during the first three quarters of fiscal 2007 as compared to last year. As drought conditions turn potential crops into disaster acres, growers reduce purchases of crop inputs leading to reduced annual industry revenues and increased sales competition within our industry.

Recent Developments

On December 15, 2006, UAP Distribution, Inc. entered into a definitive agreement to acquire certain retail and service assets of AGSCO, Inc. and AG Depot, Inc., which agreement is subject to customary closing conditions. We expect the acquisition to close in our fourth fiscal quarter.

RESULTS OF OPERATIONS

Analysis of Condensed Consolidated Statements of Earnings

	Thirteen Weeks Ended		Percent Change	Thirty-Nine Weeks Ended		Percent Change
	November 26, 2006	November 27, 2005		November 26, 2006	November 27, 2005
	(dollars in thousands, except share data)
Net sales	$375,728	$323,089	16.3%	$2,541,542	$2,437,458	4.3%
Cost of goods sold	335,107	272,547	23.0%	2,206,926	2,107,891	4.7%

Gross profit	40,621	50,542	-19.6%	334,616	329,567	1.5%
Selling, general and administrative expenses	54,746	56,301	-2.8%	209,954	216,362	-3.0%
(Gain) loss on sale of assets	56	(59)	-194.9%	45	(1,532)	-102.9%
Restructuring costs	85	970	-91.2%	429	1,460	-70.6%
Royalties, service charges and other (income) and expenses	(4,320)	(2,915)	48.2%	(19,946)	(20,739)	-3.8%

Operating income (loss)	(9,946)	(3,755)	-164.9%	144,134	134,016	7.5%
Interest expense	11,472	10,885	5.4%	28,631	28,179	1.6%
Finance related and other charges	325	—	NM	48,172	—	NM

Income (loss) before income taxes	(21,743)	(14,640)	48.5%	67,331	105,837	-36.4%
Income tax expense (benefit)	(8,592)	(5,292)	62.4%	26,464	42,490	-37.7%

Net income (loss)	$(13,151)	$(9,348)	40.7%	$40,867	$63,347	-35.5%

Basic earnings (loss) per share	$(0.26)	$(0.19)	36.8%	$0.80	$1.26	-36.5%
Diluted earnings (loss) per share	$(0.26)	$(0.19)	36.8%	$0.78	$1.21	-35.5%
Effective tax rate	39.5%	36.1%		39.3%	40.1%
Comparison as a Percent of Net Sales:
Gross margin	10.8%	15.6%		13.2%	13.5%
Selling, general and administrative expenses	14.6%	17.4%		8.3%	8.9%
Operating income (loss)	-2.6%	-1.2%		5.7%	5.5%
Income (loss) before income taxes	-5.8%	-4.5%		2.6%	4.3%
Net income (loss)	-3.5%	-2.9%		1.6%	2.6%
NM = Not Meaningful

Thirteen Weeks Ended November 26, 2006, Compared to Thirteen Weeks Ended November 27, 2005

Net Sales. Sales increased 16.3% to $375.7 million for the thirteen weeks ended November 26, 2006, compared to $323.1 million for the thirteen weeks ended November 27, 2005.

Sales of chemicals increased to $218.3 million in the thirteen weeks ended November 26, 2006, from $180.2 million in the thirteen weeks ended November 27, 2005. For comparison purposes, fiscal 2007 third quarter sales of chemicals increased a net of $41.0 million due to acquisition and divestiture activity. Most notably, chemical sales in the thirteen weeks ended November 26, 2006, related to the acquisition of UAP Timberland were $37.9 million. Specifically, increased sales of herbicides, including glyphosate, and fewer returns of soybean rust fungicides compared to last year contributed to the increase which was partially offset by lower insecticide sales compared to last year. Higher volumes of glyphosate herbicides more than offset lower end user unit prices.

Sales of fertilizer increased to $116.2 million in the thirteen weeks ended November 26, 2006, from $112.9 million in the thirteen weeks ended November 27, 2005. Increased volumes of base fertilizer products sold helped to offset slightly lower per ton prices compared to last year. Divested sales in Western Canada of $0.9 million in the third quarter last year were more than offset by subsequent acquisitions of retail distribution locations in the United States.

Sales of seed increased to $19.3 million in the thirteen weeks ended November 26, 2006, from $14.9 million in the thirteen weeks ended November 27, 2005. The increase was due to favorable sales of wheat seed compared to last year. Additionally, increased sales of grass seed to our non-crop customers and fewer corn seed returns in the quarter compared to last year also contributed.

Other sales increased to $21.9 million in the thirteen weeks ended November 26, 2006, from $15.1 million in the thirteen weeks ended November 27, 2005. Additional contract service revenue from the UAP Timberland acquisition offset lower transportation and warehousing revenue from our Canadian business compared to last year.

Cost of Goods Sold. Cost of goods sold was $335.1 million in the thirteen weeks ended November 26, 2006, compared to $272.5 million in the thirteen weeks ended November 27, 2005. The increase in cost of goods sold corresponds to the increase in sales across the board in chemicals, seed, fertilizer, and application compared to last year. Gross profit (net sales less cost of goods sold) was $40.6 million in the thirteen weeks ended November 26, 2006, compared to $50.5 million in the thirteen weeks ended November 27, 2005. Gross margin (gross profit as a percentage of net sales) was 10.8% in the thirteen weeks ended November 26, 2006, compared to 15.6% in the thirteen weeks ended November 27, 2005. Due to changes in vendor rebate programs and enhanced rebate tracking ability, we recognized more rebates in the first two quarters of fiscal 2007, compared to the first two quarters of fiscal 2006. This contributed to $4.9 million fewer rebates being recognized in the third quarter of fiscal 2007, compared to the third fiscal quarter of fiscal 2006. These changes also contributed to cost of goods sold being greater in the third fiscal quarter of fiscal 2007 than last year. Excluding rebate timing, gross profit was negatively affected by lower gross profit on sales of chemicals and seed due to competitive pressure and lower gross profit per ton on fertilizer sales compared to last year due to lower per ton selling prices. These gross profit items were partially offset by our acquisition activity.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses decreased to $54.7 million (14.6% of sales) for the thirteen weeks ended November 26, 2006, from $56.3 million (17.4% of sales) for the thirteen weeks ended November 27, 2005. The decrease was due primarily to lower salary and benefit expenses, due to lower incentive program accruals commensurate with company performance and by lower bad debt expense compared to last year. These decreases were partially offset by additional expenses brought on by our acquisition activity.

Royalties, Service Charges and Other Income and Expenses. These items include royalty income, service charge income paid by customers who do business with us on terms, and equity earnings in UAP Timberland when it was an unconsolidated subsidiary in fiscal 2006, as well as other items. Other income increased to $4.3 million in the thirteen weeks ended November 26, 2006, from $2.9 million in the thirteen weeks ended November 27, 2005. Increased royalty income and customer service charge income during the thirteen weeks ended November 26, 2006, compared to the thirteen weeks ended November 27, 2005, offset the lack of equity earnings from UAP Timberland, which amounted to $0.9 million in the third quarter of fiscal 2006. Royalty income was higher than last year due to increased sales of products that make up our royalty stream. Service charge income increased due to additional receivables on hand during the quarter from increased year to date sales and our acquisition activity.

Interest Expense. Interest expense increased to $11.5 million in the thirteen weeks ended November 26, 2006, compared to $10.9 million for the thirteen weeks ended November 27, 2005. Increased short-term borrowings, related to our acquisition activity and increased working capital needs offset the favorable interest rate change as a result of the refinancing.

Finance Related and Other Charges. Finance related and other charges in the thirteen weeks ended November 26, 2006, were $0.3 million, which relates to the secondary offering of our common stock consummated on November 2, 2006, and the refinancing of our long-term debt. We had no finance related and other charges during the third quarter of fiscal 2006.

Income Taxes. The effective income tax rate was 39.5% for the thirteen weeks ended November 26, 2006, versus 36.1% for the thirteen weeks ended November 27, 2005. The higher tax rate for the thirteen weeks ended November 26, 2006, reflects a higher tax benefit being realized on the loss for the quarter. The higher tax benefit is mostly a result of the timing of recording the return to provision true up for permanent tax adjustments.

Thirty-Nine Weeks Ended November 26, 2006, Compared to Thirty-Nine Weeks Ended November 27, 2005

Net Sales. Sales increased 4.3% to $2,541.5 million for the thirty-nine weeks ended November 26, 2006, compared to $2,437.5 million for the thirty-nine weeks ended November 27, 2005. Sales of proprietary chemical and seed products were 15.5% of total chemical and seed sales in the first three quarters of fiscal 2007 compared to 14.5% in the same period last year.

Sales of chemicals increased to $1,499.0 million in the thirty-nine weeks ended November 26, 2006, from $1,474.2 million in the thirty-nine weeks ended November 27, 2005. For comparison purposes, fiscal 2007 included a net $101.0 million of chemical sales from acquisition and divestiture activity. Most notably, the acquisition of UAP Timberland contributed $100.1 million to chemical sales in the first three quarters of fiscal 2007. The divesture of retail locations in Western Canada decreased sales by $7.7 million, which was the amount of sales from these locations included in the first three quarters of fiscal 2006. Without sales from acquisitions, decreased sales of fungicides compared to last year contributed to the shortfall as the demand for products that control Asian Soybean Rust was not as strong as last year. Increased sales of chemical seed treatments helped offset lower insecticide sales compared to last year. Sales of herbicides increased from last year, however the increased adoption of Roundup Ready corn negatively impacted certain herbicide products. The increase in herbicides included an increase in sales of glyphosate products. Higher volumes of glyphosate herbicides more than offset lower end user unit prices.

Sales of fertilizer increased to $607.0 million in the thirty-nine weeks ended November 26, 2006, from $596.1 million in the thirty-nine weeks ended November 27, 2005. For comparison purposes, sales of fertilizer from retail locations divested in Western Canada totaled $10.6 million in the first three quarters of fiscal 2006. These sales were only partially offset by additional retail locations subsequently acquired in the United States. The overall increase in fertilizer sales was due to higher per ton selling prices on slightly lower volumes sold compared to last year. Fertilizer is typically applied either in the fall or spring seasons. Our third and fourth quarters of fiscal 2006 showed fertilizer volume increases as favorable weather conditions allowed more fertilizer to be applied in the fall and winter months. These increased fall and winter volumes replaced tons that otherwise would have been applied in the planting season during early fiscal 2007. Additionally, a 3.9% reduction in corn acres planted compared to last year, as well as severe drought conditions in many cotton and wheat producing areas, reduced the opportunity for increased fertilizer volumes. We believe higher fertilizer per ton prices during the first half of fiscal 2007, the traditional planting and growing seasons, caused some of our customers to reduce fertilizer purchases compared to prior years. During our third fiscal quarter of 2007, we saw this trend start to change, with higher sales volumes on slightly lower prices, as growers begun to prepare for their future crop nutrient needs.

Sales of seed increased to $362.5 million in the thirty-nine weeks ended November 26, 2006, from $313.9 million in the thirty-nine weeks ended November 27, 2005. The increase was due to volume growth in both third party and proprietary brands of corn, cotton, and soybeans and higher selling prices in corn and cotton due to increased sales of seeds which include a technology fee due to the seed’s enhanced traits. Higher selling prices were partially offset by competitive pressure on third party branded seed.

Other sales increased to $73.0 million in the thirty-nine weeks ended November 26, 2006, from $53.2 million in the thirty-nine weeks ended November 27, 2005, due to additional contract service revenue from the UAP Timberland acquisition, increased application fees, and increased transportation and warehousing revenue from our Canadian business.

Cost of Goods Sold. Cost of goods sold was $2,206.9 million in the thirty-nine weeks ended November 26, 2006, compared to $2,107.9 million in the thirty-nine weeks ended November 27, 2005. Gross profit (net sales less cost of goods sold) was $334.6 million in the thirty-nine weeks ended November 26, 2006, compared to $329.6 million in the thirty-nine weeks ended November 27, 2005. Gross margin (gross profit as a percentage of net sales) was 13.2% in the thirty-nine weeks ended November 26, 2006, compared to 13.5% in the thirty-nine weeks ended November 27, 2005. The increase in gross profit dollars was primarily due to our acquisition activity and the timing of third party rebate income. Due to changes in vendor rebate programs and our enhanced rebate tracking ability, we accelerated the timing of our rebate income accrual in the first three quarters of fiscal 2007 by an estimated $20.2 million (0.8% of sales) compared to the same period last year. Excluding rebate timing, gross profit was negatively affected by lower fertilizer sales volumes and lower gross profit per ton. The higher average sales price per ton did not offset the higher average cost per ton. Lower gross profit on supplier branded seed, due to competitive pressure, was partially offset by increased gross profit on application and contract services compared to last year. Gross profit on chemicals was down as decreases in fungicide and insecticide sales and margins were only partially offset by acquisitions.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses decreased to $210.0 million (8.3% of sales) in the thirty-nine weeks ended November 26, 2006, from $216.4 million (8.9% of sales) in the thirty-nine weeks ended November 27, 2005. The decrease was due primarily to lower salary and benefit expenses due to lower incentive program accruals commensurate with company performance and lower insurance expenses. These decreases were partially offset by additional expenses brought on by our acquisition activity, most notably UAP Timberland and Terral, higher bad debt expense from fewer collections of accounts previously written off, and increased fuel expenses.

Royalties, Service Charges and Other Income and Expenses. These items include royalty income, service charge income paid by customers who do business with us on terms, and equity earnings in UAP Timberland when it was an unconsolidated subsidiary in fiscal 2006, as well as other items. Other income decreased to $19.9 million in the thirty-nine weeks ended November 26, 2006, from $20.7 million in the thirty-nine weeks ended November 27, 2005. We had no equity earnings from UAP Timberland in fiscal 2007, compared to $1.9 million in fiscal 2006. Lower royalty income was partially offset by increased customer service charge income during the thirty-nine weeks ended November 26, 2006, compared to the thirty-nine weeks ended November 27, 2005. Service charge income increased due to additional receivables on hand during the year from increased year to date sales and our acquisition activity. Royalty income was lower compared to the same period last year due to slower international and domestic sales of products that make up our royalty stream.

Interest Expense. Interest expense was slightly higher at $28.6 million in the thirty-nine weeks ended November 26, 2006, compared to $28.2 million for the thirty-nine weeks ended November 27, 2005. A reduction in interest rates as a result of the refinancing was offset by increased short-term borrowings related to our acquisition activity and increased working capital needs.

Finance Related and Other Charges. Finance related and other charges in the thirty-nine weeks ended November 26, 2006, were $48.2 million, $47.8 million of which relates to the refinancing of our long-term debt. We had no finance related and other charges during the first three quarters of fiscal 2006.

Income Taxes. The effective income tax rate was 39.3% for the thirty-nine weeks ended November 26, 2006, versus 40.1% for the thirty-nine weeks ended November 27, 2005.

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

Cash Flows

Cash flows used for operating activities totaled $197.0 million in the thirty-nine weeks ended November 26, 2006, compared to $169.2 million provided from operations in the thirty-nine weeks ended November 27, 2005. The increase in net cash used for operating activities in the current period versus the prior period is mostly due to an increase in accounts receivable and inventory that was only partially offset by an increase in accounts payable. Accounts receivable increased due to increased sales, specifically in the area of seed, additional accruals for vendor rebate receivables, partially due to our accelerated rebate timing compared to last year, and an increase in customers with extended terms, as well as our acquisition activity. Inventory also increased over last year, partially due to our acquisition activity. Additionally, lower than expected sales of certain herbicide and insecticide chemical products created an increase in those products on hand at the end of the quarter compared to last year. The current fiscal year increase in accounts payable is due to our acquisition activity and working capital initiatives.

Cash flows used for investing activities totaled $41.0 million for the thirty-nine weeks ended November 26, 2006, and $7.6 million for the thirty-nine weeks ended November 27, 2005. Cash used for business acquisitions was $31.5 million in the first three quarters of fiscal 2007 compared to no such spending in the same time period of fiscal 2006. Fiscal 2007 acquisition spending was primarily for the acquisitions of UAP Timberland and Terral. Additions to property, plant and equipment were $17.0 million in the thirty-nine weeks ended November 26, 2006, compared to $10.2 million for the thirty-nine weeks ended

November 27, 2005. This capital spending during the first three quarters of fiscal 2007 was for a variety of projects, the majority of which relates to spending on property, plant and equipment for acquisition, expansion, infrastructure replacement, and cost reduction projects. Capital spending during the first three quarters of fiscal 2006 was for a variety of projects, the largest being a fertilizer terminal expansion project. Proceeds from the sale of assets were $9.4 million, for the thirty-nine weeks ended November 26, 2006 versus $2.2 million for the thirty-nine weeks ended November 27, 2005. The reason for this increase in proceeds is the sale of some of our retail locations in Western Canada.

Cash flows provided by financing activities were $193.8 million in the thirty-nine weeks ended November 26, 2006, compared to $141.9 million in the thirty-nine weeks ended November 27, 2005. Redeeming our Senior Notes and revolving credit facility used cash of $338.5 million and replacing it provided cash of $175.0 million from borrowings under our new term loan facility and $371.9 million from net short-term borrowings under the new revolving credit facility. Cash flows used for financing activities also reflect $28.7 million of dividends paid to stockholders during the first three quarters of fiscal 2007 compared to $14.5 million in the same period last year. We actively manage our cash balances, which results in a check float on zero balance accounts. The net change in float (checks not yet presented) was an increase of $11.0 million and $8.1 million for the periods ending November 26, 2006, and November 27, 2005, respectively.

Credit Facility. At November 26, 2006, there was $371.9 million of borrowings outstanding under the senior secured asset based revolving credit facility and United Agri Products, Inc. had additional borrowing capacity of $287.7 million after giving effect to $15.4 million of letters of credit under the sub-facility. At November 27, 2005, we had $148.9 million debt outstanding under our prior revolving credit facility. Our previous credit facility was refinanced on June 1, 2006. (See Note 9 in Notes to Financial Statements.)

Since inception of the credit facility, we have been in compliance with its financial covenants. During the fifty-two weeks ended November 26, 2006, short-term borrowings (net of offsetting cash and cash equivalents) reached a daily peak of $569.2 million on September 25, 2006, while cash on hand reached a daily peak of $79.2 million on February 26, 2006. Due to the refinancing of our Senior Notes and revolving credit facility on June 1, 2006, our short-term borrowings will trend higher over the next several quarters. In the refinancing, we replaced $304.6 million of long-term debt with $175.0 million of long-term debt and increased short-term borrowings by $167.5 million, including short-term borrowings used to pay tender offer premiums and other refinancing costs. As a result of our refinancing and future acquisition activity, we expect that our short-term borrowings, in the near term, will be higher than historical periods.

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

The following is a summary of our contractual obligations as of November 26, 2006:

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 year	1 year	2 years	3 years	4 years	After 5 years
	(dollars in thousands)
Long-term debt (including short term portion)	$174,562	$1,750	$1,750	$1,750	$1,750	$1,750	$165,812
Interest payments on long term debt	68,317	13,148	12,639	12,478	12,559	11,164	6,329
Operating lease obligations	21,177	6,053	4,925	3,296	2,281	1.073	3,549
Other long-term obligations	3,703	528	912	500	714	639	410
Unconditional purchase obligations	5,486	2,286	800	800	800	800	0
Capital lease obligations	487	60	60	60	307	—	—

Total Contractual Cash Obligations	$273,732	$23,825	$21,086	$18,884	$18,411	$15,426	$176,100

We have excluded from the above table potential lease and other potential contract obligations because the relevant contracts are cancelable within one year.

The most significant changes to our obligations and commitments since 2006 fiscal year-end are the reduction in our long-term debt ($153.9 million total) and the interest payments thereon ($93.2 million).

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

Dividend Policy

We currently intend to pay quarterly cash dividends on our common stock at an annual rate of $0.75 per share. On October 5, 2006, our board of directors declared a quarterly dividend on our common stock in the amount of $0.1875 per share. The record date for the dividend payment was November 15, 2006, and the payment date was December 1, 2006. Additionally, we paid a $0.1875 per share dividend on March 1, 2006, June 1, 2006, and September 1, 2006.

There are no assurances that we will declare or pay any cash dividends in the future. The declaration and payment of future dividends to holders of our common stock is at the discretion of our board of directors and depends upon many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements, and other factors our board of directors deems relevant. The terms of our new senior secured credit facility (see Note 9 in Notes to Financial Statements), may also restrict us from paying cash dividends on our common stock under some circumstances. As of November 26, 2006, under the new credit facility, management believes that approximately $64.0 million of permitted distributions were available to pay dividends under restricted payment covenants of the new credit facility entered into on June 1, 2006, before giving effect to the December 1, 2006 dividend payment of $9.6 million.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The process of preparing our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP), requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and the accompanying note disclosures. The estimates made by management are based on historical experience combined with management’s understanding of current facts and circumstances. Actual results could differ from these estimates, and changes in these estimates are recorded when known. Management identifies critical accounting estimates as:

•	those that require the use of assumptions about matters that are inherently and highly uncertain at the time the estimates are made; and

•	those for which changes in the estimates, judgments, or assumptions, or the use of different estimates, judgments, and assumptions, could have a material impact on our condensed consolidated results of operations or financial condition.

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

There has been no material change in accounting policies considered critical by our management. However we have refined our methodology for estimating chemical rebates earned in response to changes in supplier rebate programs through the use of an internally developed tracking system. Under GAAP, rebates are recorded when it is probable that we will earn the rebate, the amount is reasonably estimable and the rebate is covered by a written agreement with the supplier. Due to changes in vendor programs and enhancements to our rebate tracking system, we accrued more rebate earnings in the first two quarters of fiscal 2007 as compared to the same periods in fiscal 2006. This also contributed to rebates recognized in the third quarter of fiscal year 2007 being less than those recognized for the same period in fiscal year 2006. This has partially contributed to our improved operating results. Decisions as to when and how much rebate earnings should be recorded are estimates, which require significant judgment by management, based on an analysis of vendor programs (especially those with tiered levels of rebates which can be earned), operating performance to date, and expectations of operating performance for the balance of the crop year, all of which can vary from year-to-year. Because the “probable” and “reasonably estimable” concepts imply that a relatively high level of assurance should exist before accruing rebates, true-ups of rebate accruals, if required, will tend to be positive. Where uncertainty exists such that the rebate is not reasonably estimated or probable, rebates are recognized as the related milestones are achieved. Given our operating cycle and the crop-year basis of all significant rebate programs, true-ups of rebate accruals, if required, usually occur in the third or fourth quarter of our fiscal year.

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

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control that could cause actual results to differ materially from the results discussed in the forward-looking statements including, among other things, the matters discussed in this report under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such risks, uncertainties and other factors may include, among others:

•	general economic and business conditions;

•	industry trends;

•	restrictions contained in our debt agreements;

•	our substantial leverage, including the inability to generate the necessary amount of cash to service our existing debt and the incurrence of substantial indebtedness in the future;

•	the seasonality of our business and weather conditions;

•	the possibility of liability for pollution and other damage that is not covered by insurance or that exceeds our insurance coverage;

•	increased competition in the markets in which we operate;

•	our dependence on rebate programs to attain profitability;

•	our dependence on a limited number of key executives who we may not be able to adequately replace if they leave our company;

•	changes in government regulations, agricultural policy, and environmental, health, and safety laws and regulations;

•	changes in business strategy, development plans, or cost savings plans;

•	our ability to build upon our distribution network through ongoing acquisitions:

•	our ability to integrate newly acquired operations into our existing operations;

•	the loss of any of our major suppliers or the bankruptcy or financial distress of our customers;

•	the ability to attain and maintain any price increases for our products;

•	availability, terms, and deployment of capital; and

•	other factors over which we have little or no control.

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

Our average daily borrowings under the revolving credit agreement (net of offsetting cash and cash equivalents) for the fifty-two weeks ended November 26, 2006, were approximately $210.3 million. The revolving credit facility is affected by changes in interest rates. Based upon the amount of our average daily borrowings (net of offsetting cash and cash equivalents) for the fifty-two weeks ended November 26, 2006, a one percentage point change in the assumed weighted average interest rate on such credit facility would change our annual interest expense by $2.1 million. Additionally, we have long-term debt of $174.6 million that is variable rate debt. As part of our debt agreements, we are required to hedge at least 50% of our interest rate exposure on our long-term debt. We currently have $165 million of our long-term debt hedged, reducing interest rate risk on that amount of long-term debt.

Our foreign currency risk is limited primarily to the exchange rate differential in the Canadian and US dollar. The exchange rate was 0.8816, 0.8711, and 0.8553, at November 26, 2006, February 26, 2006, and November 27, 2005, respectively. The exchange rate has been between 0.8493 and 0.9148 for the thirty-nine weeks ended November 26, 2006. A 1% change in the exchange rate, if not hedged, has approximately a $0.2 million impact on the balance sheet value.

Changes in energy prices have a direct impact on our fuel costs. The national average per gallon price of diesel fuel has increased from $2.48 to $2.57 and gasoline has increased from $2.12 to $2.22 from November 27, 2005 to November 26, 2006, respectively. These price increases impact our supply chain and selling expenses. Based on our usage mix of these two fuels, we estimate that on average, we have experienced nearly an 11.5% increase in fuel prices year over year through the third quarter, contributing to an increase in our fuel expenses of $2.4 million during the thirty-nine weeks ended November 26, 2006, compared to last year. Based on our estimated annual usage, a $0.13 increase in the annual average per gallon price of fuel would increase our fuel expense by $1.0 million. Higher fuel prices also affect our customers such that higher expenses for fuel and higher prices for fertilizer inputs may reduce the cash or credit available to them with which to purchase other inputs or services from us.

Our inventory of fertilizer products has price risk related to changes in natural gas prices. Our total fertilizer inventories on hand were approximately $88.6 million, $140.4 million, and $104.1 million as of November 26, 2006, February 26, 2006, and November 27, 2005, respectively. Of our total fertilizer inventory, approximately $40.2 million, $77.0 million, and $45.5 million as of November 26, 2006, February 26, 2006, and November 27, 2005, respectively, were considered by the fertilizer industry to be nitrogen based and therefore price sensitive to the price of natural gas. Natural gas is the key ingredient in the manufacture of these products. While a direct relationship cannot be established due to alternative sources of fertilizer products, such as imports or substitute products, price risk does exist.

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

P ART II. OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 are not applicable and have been omitted.

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

SIGNATU RES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 4, 2007

UAP HOLDING CORP.
(Registrant)

By:	/s/ David W. Bullock
David W. Bullock
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory on behalf of Registrant)

By:	/s/ Alan Kessock
Alan Kessock
Chief Accounting Officer
(Principal Accounting Officer)