Form 10-K
period 2007-02-25
UAP HOLDING CORP
filed 2007-04-26
CIK 1279529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 25, 2007

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

Common Stock, par value $.001

Securities registered pursuant to Section 12(g) of the Act:

None

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 27, 2006, which was the last day of the registrants most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $802.0 million, based on the price at which the common stock was last sold on such date.

The number of shares outstanding of the registrant’s common stock as of April 23, 2007 was 51,475,226.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III hereof is incorporated by reference to the Proxy Statement for the registrant’s 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

FORWARD-LOOKING STATEMENTS

This report and the documents we have incorporated by reference into this report include “forward-looking statements,” as that term is defined by The Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (“SEC”) in its rules, regulations, and releases that involve risks and uncertainties. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and divestitures, business trends, and other information that is not historical information, and, in particular, appear under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this Report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “foresees,” “likely,” “may,” “should,” “goal,” “target,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon information available to us on the date of this Report.

These forward-looking statements are subject to risks, uncertainties, and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements including, among other things, the matters discussed in this Report in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such risks, uncertainties, and other factors may include, among others:

•	general economic and business conditions;

•	industry trends;

•	restrictions contained in our debt agreements;

•	our substantial leverage, including the inability to generate the necessary amount of cash to service our existing debt and the incurrence of substantial indebtedness in the future;

•	the seasonality of our business and weather conditions;

•	the possibility of liability for pollution and other damage that is not covered by insurance or that exceeds our insurance coverage;

•	increased competition in the markets in which we operate;

•	our dependence on product mix and rebate programs to attain profitability;

•	our dependence on a limited number of key executives who we may not be able to adequately replace if they leave our company;

•	changes in government regulations, agricultural policy, and environmental, health, and safety laws and regulations;

•	changes in business strategy, development plans, or cost savings plans;

•	our ability to reduce working capital and manage expenses;

•	changes in the number of acres planted and the mix of principal crops planted by our customers;

•	our ability to integrate newly acquired operations into our existing operations;

•	the loss of any of our major suppliers or the bankruptcy or financial distress of our customers;

•	the ability to maintain prices and/or attain any price increases for our products;

•	availability, terms, and deployment of capital; and

•	other factors over which we have little or no control.

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

We operate on a 52- or 53-week fiscal year. Fiscal years are identified in this Report according to the calendar year in which they ended. The fifty-two weeks ended February 25, 2007, will be referred to as “fiscal 2007”; the fifty-two weeks ended February 26, 2006, will be referred to as “fiscal 2006”, and the fifty-three weeks ended February 27, 2005, will be referred to as “fiscal 2005.”

Item 1.	Business.

OVERVIEW

We are the largest independent distributor of agricultural inputs and professional non-crop products in the United States and Canada. We market a comprehensive line of products including chemicals, fertilizer, and seed to farmers, commercial growers, and regional dealers. In addition to our agricultural input product offering, we provide a broad array of value-added services including crop management, biotechnology advisory services, custom fertilizer blending, seed treatment, inventory management, and custom applications of crop inputs. The products and services we offer are critical to our customers because they lower the overall cost of crop production and improve crop quality and yield. We also operate in the professional non-crop markets that consist of turf and ornamental (golf courses, resorts, nurseries, and greenhouses), pest control operators, forestry, and vegetation management.

We operate a comprehensive network of approximately 370 distribution and storage facilities and three formulation plants, strategically located in major crop-producing areas throughout the United States and Canada. Our integrated sales network offers over 52,000 active stock keeping units, or SKUs, supported by approximately 1,100 sales professionals. This network of facilities, together with our technical expertise, enables us to efficiently process, distribute, and store products close to our end-users and to supply our customers on a timely basis during the compressed planting and growing seasons. In addition, our widespread geographical presence provides a diversified base of sales that helps insulate our overall business from difficult farming conditions in any one area as a result of poor weather or adverse market conditions for specific crops or regions.

We distribute agricultural inputs and professional non-crop products purchased from the world’s leading chemical, fertilizer, and seed companies, including BASF, Bayer, ConAgra International Fertilizer Company, Dow AgroSciences, DuPont, Monsanto, and Syngenta. We believe we are among the largest customers of agricultural inputs of these suppliers and have long-standing relationships with these companies. We also distribute products from hundreds of other agricultural and professional non-crop product suppliers. In addition to products we purchase from third parties, we market approximately 265 proprietary and private label branded products under the Loveland Products, Inc. (“LPI”) and Dyna-Gro® brand names. Our extensive infrastructure is a critical element of our suppliers’ route-to-market. As a result of our broad scale and scope, we provide agricultural input and professional non-crop product companies with an efficient means to access a highly fragmented customer base of farmers, commercial growers, regional dealers, and professional non-crop consumers estimated in excess of two million users by the United States Department of Agriculture (“USDA”).

During fiscal 2007, we sold products or services to approximately 100,000 customers, with our ten largest customers accounting for less than 4% of our net sales. Our customers include farmers, commercial growers, and regional dealers, as well as consumers in professional non-crop markets. We believe our significant scale provides our customers with an efficient and cost-effective method of purchasing agricultural inputs and professional non-crop products. We strive to be the distributor of choice in our industry and earn the trust of our customers by providing high quality products at competitive prices, supported by consistent and reliable service and expertise.

United Agri Products was initially formed by ConAgra Foods, Inc. (“ConAgra Foods” and “ConAgra”) through a series of acquisitions, beginning in May 1978. On November 24, 2003, ConAgra Foods sold United Agri Products and its related businesses to UAP Holding Corp., which we refer to as the “Acquisition.” UAP Holding Corp.’s primary asset is the ownership of 100% of the outstanding capital stock of United Agri Products, Inc. UAP Holding Corp. consummated the initial public offering of its common stock in November 2004, which we refer to as the “Common Stock Offering.”

INDUSTRY OVERVIEW AND TRENDS

The agricultural inputs market in the United States was estimated at $34.3 billion for 2006, and has grown at a compound annual growth rate of approximately 3.6% over the past fifteen years, as measured by total U.S. farm sector production expenses, according to the most recent available data from the USDA National Agricultural Statistics Service. The growth is due to, among other things, continued population growth, rising standards of living throughout many developing countries, the use of more effective chemicals and fertilizer, relatively stable planted acreage, the trend towards larger and more efficient farms, and the increased adoption of seed varieties with enhanced technology. The three primary product categories of the agricultural input and professional non-crop markets are chemicals, fertilizer, and seed.

Chemicals. Agricultural chemicals expenditures in the United States were estimated at $9.3 billion for 2006, according to the most recent available data provided by the USDA National Agricultural Statistics Service. According to the same source, the chemical product category’s fifteen year compound annual growth rate is approximately 2.6%, primarily due to the replacement of higher-priced patented products with lower-priced generic products. The volume of agricultural chemicals sold in the United States continues to increase but overall revenues have remained essentially flat since 1996. This product category includes: (i) herbicides, which keep weed infestations from depriving crops of plant nutrients and water; (ii) insecticides, which keep insects from damaging crops; (iii) fungicides, which guard against plant diseases; and (iv) other chemicals such as adjuvants and surfactants, each of which modify the effect of the applied chemicals.

Fertilizer. Fertilizer expenditures in the United States were estimated at $13.7 billion for 2006, according to the most recent available data provided by the USDA National Agricultural Statistics Service. The last several years have seen significant price increases in fertilizer products, especially in nitrogen based fertilizer products. Nitrogen based fertilizer, for example, anhydrous ammonia, urea, and UAN solutions, are manufactured using natural gas as the primary feedstock. Changes in natural gas costs can significantly impact the price of fertilizer across the entire fertilizer market. From 1991 through 2006, fertilizer expenditures in the United States grew at a compound annual rate of approximately 3.1% per year, based on data available from the USDA National Agricultural Statistics Service. Fertilizer is added to the soil to replace or supplement one or more deficient nutrients necessary for plant growth. Nearly all commercial crops grown in the United States and Canada today are produced with the use of a commercial fertilizer, as modern crop varieties and higher yields cannot be sustained by other methods.

Seed. Seed expenditures in the United States were estimated at $11.3 billion for 2006, according to the most recent available data provided by the USDA National Agricultural Statistics Service. As a result of improvements in seed technology, the seed market in the United States has experienced a compound annual growth rate of 5.4% over the past fifteen years, according to the same source, driven primarily by increased pricing. In particular, biological “traits” are being genetically engineered into seeds, by increasing farm efficiencies with respect to labor and equipment, reducing the need for chemical treatment, or providing “output” trait benefits such as high oil content. These traits include providing a plant with the ability to resist pests without a chemical application and the ability of a plant to selectively resist the effects of herbicides. These technological improvements, together with the availability of more productive seed hybrids, have resulted in higher crop yields, as well as increased seed expenditures.

BUSINESS OPERATIONS

We manage our businesses on a centralized basis, with operating managers focused on product categories and geographic regions throughout the United States and Canada. Each geographic region sells and distributes agricultural inputs and professional non-crop products and offers services to farmers, commercial growers, regional dealers, and professional non-crop customers in each region based on the specific crops and industry practices in that geography. Our operations entail a network of approximately 370 sales and distribution facilities throughout the United States and Canada. Additionally, we operate three formulation facilities that produce some of our proprietary and private label chemicals and plant nutrition products. We source, formulate, package, and market certain of our proprietary and private label products and provide formulating, blending, and packaging services for third parties, primarily our major suppliers. Sales of our proprietary and private label chemicals and seed accounted for approximately 15.0% of our total chemical and seed sales in fiscal 2007 compared to 14.3% in fiscal 2006.

Distribution Operations

We operate distribution centers and locations serving retailers, growers, and professional non-crop customers. Retail centers typically service end-users within a 10 to 50 mile radius of their locations. We operate retail centers in major crop-producing regions of the United States. Our distribution network, though centrally managed, is operated by region due to its size. The following table outlines our regions and identifies states and provinces served (subject to occasional overlap), major crops serviced, approximate number of employees (including hourly and temporary employees) as of February 25, 2007, and total net sales for each region in fiscal 2007:

Region	States/Provinces Served	Major Crops Serviced	Employees	Fiscal 2007 Net Sales (dollars in millions)
Northeast	CT, DE, IL, IN, KY, MA, MD, ME, MI, MO, NH, NJ, NY, OH, PA, RI, VA, VT, WI, WV	Corn, soybeans, tree fruits, nuts, vines, vegetables, alfalfa, and tobacco	672	$578.0

Southeast	AL, AR, FL, GA, LA, MO, MS, NC, SC, TN	Citrus, tree fruits, cotton, corn, peanuts, rice, soybeans, vegetables, and tobacco	721	$724.5

West	AK, AZ, CA, CO, HI, ID, KS, MO, NM, NV, OK, OR, TX, UT, WA, WY	Cotton, corn, soybeans, rice, peanuts, potatoes, vegetables, vines, tree fruits, nuts, and wheat	897	$886.2

Midwest	IA, MN, MT, ND, NE, SD, WY	Corn, soybeans, potatoes, canola, sugar beets, alfalfa, and wheat	576	$585.3

Canada	AB, BC, MB, NB, NS, ON, PE, QC, SK	Tree fruits, vegetables, soybeans, corn, wheat, canola, and tobacco	86	$61.8

The above table excludes non-distribution revenue of $18.3 million.

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

Chemicals. Sales of chemicals to both agricultural and professional non-crop customers represent a significant portion of our business, accounting for approximately 58% of our net sales in fiscal 2007. We distribute a full range of chemicals, through our distribution locations, including herbicides, insecticides, fungicides, adjuvants, and surfactants. We also provide a variety of services related to the application of certain chemicals.

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

Services. In addition to selling traditional crop production inputs, our distribution centers provide agronomic services to growers. These services range from traditional custom fertilizer blending and application of crop nutrients to meet the needs of individual growers to more sophisticated and technologically advanced services such as soil sampling, pest level monitoring, and crop yield monitoring. We also offer a proprietary comprehensive crop and soil nutritional service called NutriScription®. This service provides specific recommendations for a customer’s crop or turf needs. In addition, our Ag Depot and Access Canada businesses offer warehousing and logistics services to agricultural input suppliers.

Professional Products. We also distribute chemicals, fertilizer, and seed to various professional non-crop markets, such as turf and ornamental (golf courses, resorts, nurseries, and greenhouses), pest control operators, forestry, and vegetation management. The professional non-crop products business is a niche market unique from most of our agricultural customers and requires different service levels. We service these unique markets from our locations that lie close to suburban areas or leisure centers. We believe we are the only national distributor in our markets with a presence in the three major professional non-crop market areas of turf and ornamental, pest control operators, and vegetation management. Sales to professional non-crop customers are included in our discussion of chemicals, fertilizer, and seed throughout this report.

The following table shows net sales dollars and the percentage of our net sales by product category for fiscal years 2007, 2006, and 2005, respectively:

	Fiscal Year Ended
Product Category	February 25, 2007		February 26, 2006		February 27, 2005
(dollars in thousands)	(percentages are of total net sales for the corresponding fiscal year)

	Net Sales		Net Sales		Net Sales
Chemicals	$1,651,440	58%	$1,633,862	60%	$1,580,789	63%
Fertilizer	707,752	25%	682,137	25%	565,287	23%
Seed	410,782	14%	349,318	13%	302,922	12%
Services and other	84,134	3%	62,472	2%	57,732	2%

Total	$2,854,108	100%	$2,727,789	100%	$2,506,730	100%

We sell a wide variety of branded products, with the top ten brands sold during fiscal 2007 accounting for approximately 15% of net sales.

Proprietary and Private Label Products

We coordinate the marketing, registration and regulatory affairs, sourcing, formulation, and packaging operations for our proprietary and private label products. Our marketing group works with our operating regions to manage our product portfolio, sales activities, advertising, and technical service. We operate three formulation facilities that produce certain of our proprietary branded products as well as some private label products. These products are developed independently by us or in cooperation with our leading suppliers. These products are distributed almost entirely through our network of 370 distribution locations. Additionally, we maintain approximately 1,250 federal sub-registrations from basic manufacturers. In order to support these proprietary private label products and sub-registrations, we maintain approximately 8,150 state registrations.

We market approximately 265 of our own proprietary branded products. We have a broad product offering of proprietary brands in each of our product categories. Some of our key proprietary branded products in each category are listed in the table below:

Categories	Key Proprietary Branded Products
Chemicals / Adjuvants	Saber®, Potenza®, Salvo®, Leci Tech®, Intensity One®, LI 700®, Choice®, Weather Guard Complete®, Liberate®, Boll Buster®, Makaze®, Cinco®, Tombstone® Helios®

Fertilizer	ACA®, Awaken®, Nortrace®

Seed and Seed Treatments	Dyna-Gro®, DynaStart®, So-Fast®

Professional Non-Crop	Signature®, Bisect®

Our proprietary and private label products enhance our product offerings and provide formulations designed to meet the needs of growers and professional non-crop users. We believe our proprietary and private label products represent a significant value for our customers and help increase the overall value of our suppliers’ products. We typically obtain a higher contribution margin from our proprietary and private label products than from the branded products we distribute from other suppliers. Our formulation plants also provide formulating, blending, and packaging services for third parties, primarily our major suppliers, allowing us to leverage our fixed costs and increase plant efficiencies.

INTELLECTUAL PROPERTY

We use a wide array of technological and proprietary processes to enhance our chemical, fertilizer, seed, and product development programs. We believe these technologies and proprietary processes enable us to create novel product concepts and reduce time to market. In certain circumstances, we file for patents on technology that we believe is patentable. As of February 25, 2007, we held approximately 290 trademarks (pending or registered) in the United States and held approximately 68 Canadian trademarks (pending or registered). These trademarks pertain to products formulated and distributed by us, including chemicals, plant nutrition products, fertilizer, and seed. In addition, we possess contractual rights to certain trademarks held by third parties through arrangements with certain of our suppliers and distributors. Intellectual property rights help protect our products and technologies from use by competitors and others. In addition to trademarks, intellectual property rights of importance to us include trade secrets, confidential statements of formulation, and other proprietary manufacturing information. We use nondisclosure agreements to protect our proprietary and confidential information. Such nondisclosure agreements specifically address the confidential information disclosed and concern the protection of our intellectual property. Our objectives are to prevent disclosure of sensitive information and to protect our legal interests if our trade secrets are appropriated. We will continue to aggressively enforce all of our intellectual property rights.

SEASONALITY

Our and our customers’ businesses are seasonal, based upon the planting, growing, and harvesting cycles. During fiscal 2005 through 2007, greater than 75% of our net sales occurred during the first and second fiscal quarters of each year because of the condensed nature of the planting season. As a result of the seasonality of sales, we experience significant quarterly fluctuations in our sales, income, and working capital levels. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Quarterly Fluctuations” for further information.

Our integrated network of formulation and blending, distribution and warehousing facilities, and technical expertise allows us to efficiently process, distribute, and store products close to our end-users and to supply our customers on a timely basis during the compressed planting and growing seasons. See “Item 1A. Risk Factors—Our and our customers’ businesses are subject to seasonality and this may affect our revenues, carrying costs, and collection of receivables” for further information.

Due to the seasonal nature of our business, the amount of borrowings outstanding under our senior secured revolving credit facility varies significantly throughout the year. During fiscal 2007, short-term borrowings reached a daily peak of $569.2 million on September 25, 2006, while cash on hand reached a daily peak of $68.7 million on February 27, 2006. Our average daily borrowings outstanding (net of cash on hand) for fiscal 2007 were approximately $267.1 million.

On June 1, 2006, we refinanced our long-term debt and revolving credit facility. Due to the refinancing, there was a drop in our long-term borrowings and our short-term borrowings will trend higher over the next several quarters. In the refinancing, we replaced $304.6 million of long-term debt with $175.0 million of long-term debt and increased short-term borrowings by $167.5 million, including short-term borrowings used to pay tender offer premiums and other refinancing costs. As a result of our refinancing and acquisition activity, we expect that our short-term borrowings, in the near term, will be higher than historical periods.

COMPETITION

The market for the distribution of chemicals, fertilizer, seed, and agronomic services is highly competitive. In each of our local markets, we typically compete with two or more other distributors. These distributors include agricultural cooperatives, multinational corporation-owned distribution outlets, and other independent regional and local distribution companies. Agricultural cooperatives are operated for the benefit of their member growers and include companies such as Agriliance, LLC and Growmark, Inc. Multinational corporation-owned distribution outlets include companies such as Helena Chemical Company (a subsidiary of Marubeni Corporation) and Agrium Retail (a business unit of Agrium Inc.). We generally compete with other distributors on the basis of breadth of product offering, ability to provide “one-stop shopping” with customized local products and services, our sales force’s knowledge of and relationships with our customers, and price. Additionally, we compete within our industry for talented employees in the areas of sales and operations. We strive to provide competitive compensation and benefits packages to retain and attract key employees.

SALES ON CREDIT, EXTENSIONS OF CREDIT, AND ACCOUNTS RECEIVABLE

A significant portion of our sales to growers and independent retailers are made through the use of our credit programs. Typically, we sell products and services on cash or credit terms, with credit terms ranging from 30 days to crop terms. Crop terms typically require payment in December following harvest. Many customer accounts accrue service charges. The interest rate on such service charges varies by state, subject to maximum allowable interest under the particular state’s laws. As of February 25, 2007, our aggregate accounts receivable, most of which constituted extensions of credit to trade customers, totaled $354.0 million compared to $301.6 million as of February 26, 2006.

We have a dedicated and focused credit department, responsible for all our credit and customer receivable risk management. Our credit department is also responsible for establishing credit terms and credit limits, compiling data and generating reports to monitor collections, reserves for bad debt, and the progress of credit related initiatives, assuring data integrity, and distributing relevant reports to our field credit managers. Our credit policies and procedures include a detailed computerized analysis of a particular customer’s credit prior to the sale, routine monitoring of customer credit limits, and systematic inactivation of non-conforming accounts. Our centralized credit and procurement functions are responsible for coordinating various sales and working capital initiatives. Our customer prepay program coordinated by our sales, credit, and procurement staffs encourages customers to prepay us for their future crop input needs. As of February 25, 2007, we had a net balance of customer prepayments, which are classified as current liabilities, of $296.8 million compared to $279.2 million as of February 26, 2006.

MANAGEMENT INFORMATION SYSTEMS

Our finance, credit, and information technology departments are responsible for all our financial reporting, information technology and operating systems, treasury and cash management, financial analysis and budgeting, tax filings, and credit and risk management.

In addition, our finance and credit departments perform financial modeling and analysis, due diligence, and contract negotiations for acquisitions. Our credit department also establishes credit terms and credit limits, compiles data and generates reports to monitor collections, reserves for bad debt, and the progress of credit related initiatives, assures data integrity, and distributes relevant reports to the field credit managers.

We have a point-of-sale computer system at our locations, which provides daily reports, including sales and profitability data, credit information, and working capital data. We use these systems to provide data for inventory control, credit controls, budgeting, forecasting, and working capital management requirements.

RAW MATERIALS AND SUPPLIES

We purchase chemicals and seed products from many of the world’s leading agricultural input and professional non-crop manufacturers. We have contracts with BASF, Bayer Crop Science, Dow AgroSciences, DuPont, Monsanto, Syngenta, and other prominent suppliers in the industry. We purchase chemical and seed products at the manufacturer’s distributor price and typically receive a rebate based on volume and type of product. Vendor rebates are typically paid after the end of the vendor’s crop year. Such rebate programs may be either published programs, in which case rebates are calculated similarly among all buyers, or unpublished programs, in which case rebates are structured solely according to our business.

We purchase fertilizer from many of the world’s leading fertilizer manufacturers. Our largest suppliers are Agrium, ConAgra International Fertilizer Company, Mosaic, Koch Industries, Simplot, Potash Corp, and Terra. We may prepay for fertilizer in advance of our peak selling seasons (late fall and early spring) in order to lock in a price for a portion of our forecasted need.

EMPLOYEES AND LABOR RELATIONS

As of February 25, 2007, we employed approximately 3,100 non-unionized salaried and hourly employees, approximately 70 unionized employees, and approximately 270 temporary employees to meet our seasonal needs. We believe we have good relations with our employees. All our unionized employees work at our formulation facility in Greenville, Mississippi, and are all subject to a collective bargaining agreement. This collective bargaining agreement is scheduled to expire in August 2007, but is subject to automatic renewals for additional year-long periods unless otherwise terminated. We have not had any work stoppages in the past five years.

ENVIRONMENTAL MATTERS

Our facilities and operations must comply with a wide variety of federal, state, and local environmental laws, regulations and ordinances, including those related to air emissions, water discharges, and chemical and hazardous waste management and disposal. Our operations are regulated at the federal level under numerous laws, including the Federal Insecticide, Fungicide, and Rodenticide Act, Emergency Planning and Community Right to Know Act, Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, Occupational Safety and Health Act, Hazardous Materials Transportation Act, and, at the state level, analogous state laws and regulations. Our operations also are governed by laws relating to workplace safety and worker health, primarily the rules of the Occupational Safety and Health Administration and the United States Department of Transportation. Non-compliance with these environmental, health, and safety laws can result in significant fines or penalties or restrictions on our ability to sell or transport products. We manage these regulatory risks by employing a staff of highly trained professionals, by performing periodic compliance audits, and by participating in industry stewardship initiatives. We believe that our operations are in compliance in all material respects with current requirements under environmental, transportation, and employee safety laws, except for matters that are not expected to have a material adverse effect on our business, financial condition, cash flow, results of operations, or liquidity.

Environmental laws may hold current owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances, materials or wastes, pollutants or contaminants, including petroleum and petroleum products. Because of our operations, the history of industrial or commercial uses at some of our facilities, the operations of predecessor owners or operators of some of the facilities, and the use, production and release of hazardous substances at these sites, we are affected by the liability provisions of environmental laws. Many of our facilities have experienced some level of regulatory scrutiny in the past and are, or may be subject to, further regulatory inspections, future requests for investigation, or liability for hazardous substance management practices.

From time to time, we incur expenses in connection with remediation of hazardous substances, including chemicals and fertilizer in soil and/or groundwater at our current and former facilities. While a portion of this work is conducted on a voluntary basis under state law, most of it is conducted as part of a state directed enforcement action, some of which provides for reimbursement of expenses by state agricultural funds. In addition, we are engaged in corrective action under the Resource Conservation and Recovery Act at our facilities in Billings, Montana and Garden City, Kansas, and our former facility in Nichols, Iowa. We have also removed or closed underground storage tanks from some of our facilities and, in some instances, are responding to historic releases at these locations. In total, both voluntary and government ordered cleanups of releases of hazardous substances are planned or being performed at approximately 36 sites. In some cases, third parties (including government reimbursement funds and insurers) may contribute to the costs of cleanup at these sites. Without consideration of third-party contributions, the cost of these on-going and potential response actions is not expected to have a material adverse effect on our business, financial condition, cash flow, results of operations, or liquidity.

The Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA”), provides for responses to, and, in some instances, joint and several liability for releases of hazardous substances into the environment. At the present time, there are three off-site disposal or formulation facilities at which we have been identified as a potentially responsible party under CERCLA: Malone in Texas City, TX; Red Panther in Clarksdale, MS; and Aberdeen Pesticide Dump in Aberdeen, N.C. We believe that the cost of participating in these on-going and potential response actions will not have a material adverse effect on our business, financial condition, cash flow, results of operations, or liquidity.

ConAgra has agreed to provide us with a partial reimbursement of costs that we may incur in the future relating to any cleanup requirements arising out of certain environmental conditions at our Greenville, Mississippi facility that existed prior to the Acquisition. On October 14, 2002, December 23, 2002, and December 31, 2002, three separate lawsuits were filed in the Circuit Court of Washington County, Mississippi against our subsidiary, Platte Chemical Co. (“Platte”), and certain former employees of Platte, relating to alleged releases from Platte’s Greenville, Mississippi facility. The plaintiffs in such suits are seeking compensation for alleged personal injury and property damage. In connection with the Acquisition, ConAgra agreed to partially reimburse us, subject to a cap, for fees and expenses we incur in connection with such lawsuits. Subsequent to November 23, 2003, another lawsuit not covered by the ConAgra cost sharing agreement was filed in the Circuit Court of Washington County, Mississippi against us, which lawsuit relates to the same alleged releases from the Greenville, Mississippi facility. While discovery in the Greenville litigations is not yet complete, based on information available to us at this time we do not believe that such litigations, if adversely determined, would have a material adverse effect on our business, financial condition, cash flow, results of operations, or liquidity.

REGULATORY LICENSES AND APPROVALS

As a seller and distributor of crop production inputs, we are subject to registration requirements under the Federal Insecticide, Fungicide, and Rodenticide Act and related state statutes, which require us to provide information to regulatory authorities regarding the benefits and risks of the products we sell and distribute, and to periodically update that information. Risk information supplied to governmental authorities by us or others could result in the cancellation of products or in limitations on their use. In addition, these laws regulate information contained in product labels and in promotional materials, require that products are manufactured in adherence to manufacturing specifications, and impose reporting and recordkeeping requirements relating to production and sale of certain pesticides. Non-compliance with these environmental, health and safety laws can result in significant fines, penalties, or restrictions on our ability to sell our products. Based on our experience to date, these requirements are not expected to have a material adverse effect on our business, financial condition, cash flow, results of operations, or liquidity.

AVAILABLE INFORMATION

We make available free of charge on our web site, www.uap.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. On the investor relations page of our web site, we also maintain certain corporate governance documents, including the Company’s codes of conduct, and our board of director’s various committee charters. We do not intend for the information found on our web site to be part of this document.

Item 1A.	Risk Factors.

You should carefully consider the risk factors set forth below as well as the other information contained in this report. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flow, results of operations, or liquidity. Any of the following risks could materially adversely affect our business, financial condition, cash flow, results of operations, or liquidity.

Our and our customers’ businesses are subject to seasonality and this may affect our revenues, carrying costs, and collection of receivables.

Our and our customers’ businesses are seasonal, based upon the planting, growing, and harvesting cycles, and the inherent seasonality of the industry we serve could have a material adverse effect on our business. During fiscal 2007, 2006, and 2005, greater than 75% of our net sales occurred during the first and second fiscal quarters of each year because of the condensed nature of the planting and growing seasons. Because interim period operating results reflect the seasonal nature of our business, they are not indicative of results expected for the full fiscal year. In addition, quarterly results can vary significantly from one year to the next due primarily to weather-related shifts in planting schedules and purchase patterns. We incur substantial expenditures for fixed costs throughout the year and substantial expenditures for inventory in advance of the spring planting season.

Seasonality also relates to the limited windows of opportunity that our customers have to complete required tasks at each stage of crop cultivation. Should events such as adverse weather or transportation interruptions occur during these seasonal windows, we would face the possibility of reduced revenue without the opportunity to recover until the following season. In addition, because of the seasonality of agriculture, we face the risk of significant inventory carrying costs should our customers’ activities be curtailed during their normal seasons. These factors can also negatively impact the timing of our accounts receivable collections as well as the amount of accounts receivables charged to bad debt expense.

Weather conditions may materially impact the demand for our products and services.

Weather conditions have a significant impact on the farm economy and, consequently, on our operating results. Weather conditions affect the demand and, in some cases, the supply of products, which, in turn, may have an impact on our prices. For example, weather patterns such as flood, drought, or frost can cause crop failures which affect the supply of feed and seed and the marketing of grain products, as well as the demand for chemicals, fertilizer, seed, and other agronomic supplies. In recent years, we have experienced unusually severe weather conditions, including hurricanes, ice storms, floods, wind damage, and drought in some states. Adverse weather conditions can also impact the financial position of agricultural producers who do business with us, including producers to whom we extend credit. This, in turn, may adversely affect the ability of those producers to pay their obligations to us in a timely manner. Accordingly, the weather can have a material effect on our business, financial condition, cash flow, results of operations, or liquidity.

Our industry is very competitive and increased competition could reduce our sales and profit margins.

We operate in a highly competitive and fragmented industry, particularly with respect to price and service. Our principal competitors in the distribution of crop production inputs include agricultural cooperatives, international fertilizer producers, major grain companies, multinational corporation-owned distribution outlets, other independent regional and local distributors, and brokers. Some of our competitors may have greater financial, marketing, and research and development resources, and/or better name recognition than we do and can better withstand adverse economic or market conditions. In addition, as a result of increased pricing pressures caused by competition, we may experience reductions in the profit margins on sales or may be unable to pass future material price increases on to our customers, either of which would reduce profit margins.

Government regulation and agricultural policy may affect the demand for our products and therefore our financial viability.

Existing and future government regulations and laws may greatly influence how we operate our business, our business strategy, and, ultimately, our financial viability. Existing and future laws may impact the amounts and locations of pesticide and fertilizer applications. The Clean Water Act and the equivalent state and local water pollution control laws are designed to protect water quality. Pesticide and fertilizer applications have been identified as a source of water pollution and are currently regulated and may be more closely regulated in the future. This regulation may lead to decreases in the quantity of pesticides and fertilizer applied to crops. The application of fertilizer can also result in the emissions of nitrogen compounds and particulate matter into the air. Compliance with future requirements to limit these emissions under the Clean Air Act and the equivalent state and local air pollution control laws may affect the quantity and/or timing of fertilizer used by our customers.

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

We operate in the agricultural inputs distribution industry. Our industry depends on farm expenditures for crop inputs, which, in turn, is dependent upon planted acreage in the United States. The amount of crop input expenditures and planted acreage can be impacted by the following factors:

•	grain prices;

•	crops planted in other parts of the world, including Brazil and Argentina;

•	the types of crops planted in the U.S., including shifts from one type to another which have different levels of input spending requirements;

•	government subsidies; and

•	our customers’ net income levels, which can be impacted by the above factors as well as interest rates, labor costs, fuel prices, and crop input costs.

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

We are subject to expenses, claims, and liabilities under environmental, health, and safety laws and regulations.

We operate in a highly regulated environment. As a producer and distributor of crop production inputs, we must comply with federal, state, and local environmental, health, and safety laws and regulations. These regulations govern our operations and our storage, handling, discharge, and disposal of a variety of substances. Our operations are regulated at the federal level under numerous laws, including the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, Occupational Safety and Health Act, and under analogous state laws and regulations. As a formulator, seller, and distributor of crop production inputs, we are also subject to registration requirements under the Federal Insecticide, Fungicide and Rodenticide Act and related state statutes, which require us to provide information to regulatory authorities regarding the benefits and risks of the products we sell and distribute and to update that information. Risk information supplied to governmental authorities by us or others could result in the cancellation of products or in limitations on their use. In addition, these laws govern information contained in product labels and in promotional materials, require that products are manufactured in adherence to manufacturing specifications, and impose reporting and recordkeeping requirements relating to production and sale of certain pesticides. Non-compliance with these environmental, health, and safety laws can result in significant fines, penalties, or restrictions on our ability to sell or transport products.

Under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, we could be held jointly and severally responsible for the removal or remediation of any hazardous substance contamination at facilities that we currently own or operate, at facilities that we owned or operated in the past, at neighboring properties to which such contamination has migrated from our facilities, and at third party waste disposal sites to which we have sent waste. We could also be held liable for natural resource damages.

We may incur substantial costs to comply with these environmental, health, and safety law requirements. We also may incur substantial costs for liabilities arising from past releases of, or exposure to, hazardous substances. From time to time, claims have been made against us alleging injury arising out of human exposure to these substances or other damage, including property damages. Currently, four such claims are pending in relation to our Platte facility. In addition, we may discover currently unknown environmental problems or conditions. The continued compliance with environmental laws, the discovery of currently unknown environmental problems or conditions, changes in environmental, health, and safety laws, and regulations or other unanticipated events may subject us to material expenditures or liabilities in the future.

Our substantial indebtedness could adversely affect our financial condition and impair our ability to operate our business or pay dividends on our common stock.

We currently have a senior secured credit facility consisting of a senior secured term loan in the current principal amount of $174.1 million due June 1, 2012, and a senior secured revolving credit facility with a maximum limit of $675 million, which matures on June 1, 2011. As of February 25, 2007, we had $357.1 million of outstanding indebtedness, consisting of $183.0 million of borrowings under the senior secured revolving credit facility and $174.1 million of borrowings under the term loan facility.

We are a highly leveraged company and this level of leverage could have significant consequences, including the following:

•	limit our ability to borrow money or sell stock to fund our working capital, capital expenditures, and debt service requirements;

•	limit our flexibility in planning for, or reacting to, changes in our business;

•	may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	our financial results may be more vulnerable to a downturn in our business or the economy;

•

may require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, thereby reducing the availability of our cash flow for other purposes, such as payments of dividends on our common stock; and

•	materially and adversely affect our business and financial condition if we are unable to service our indebtedness or obtain additional financing, as needed.

In addition, the senior secured credit facility contains financial and other restrictive covenants discussed below that may limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of all of our debt.

Restrictive covenants in our senior secured credit facility may restrict our ability to pursue our business strategies or pay dividends on our common stock.

The senior secured credit facility limits our ability and the ability of our subsidiaries, among other things, to:

•	incur additional indebtedness or contingent obligations;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem our stock;

•	make investments;

•	grant liens;

•	make capital expenditures;

•	enter into transactions with our stockholders and affiliates;

•	sell assets; and

•	acquire the assets of, or merge or consolidate with, other companies.

In addition, the senior secured credit facility requires us to maintain a fixed charge coverage ratio (as defined in our senior secured credit facility) if our revolving credit availability drops below $50.0 million. We may not be able to maintain this ratio in the future. Covenants in the senior secured revolving credit facility may also impair our ability to finance future operations or capital needs or to enter into acquisitions or joint ventures or engage in other favorable business activities.

If we default under the senior secured credit facility under certain circumstances, the lenders could require immediate payment of the entire principal amount. These circumstances include, among other things, a change of control, default under agreements governing any other indebtedness, material judgments in excess of a specified amount, or breach of representations and warranties. If the lenders under the senior secured credit facility require immediate repayment, we may not be able to repay them in full. Our ability to comply with these covenants and restrictions contained in the senior secured credit facility may be affected by changes in the economic or business conditions or other events beyond our control.

Our profitability depends significantly on rebates from our suppliers. If we are unsuccessful in negotiating, earning, or collecting rebates, it could have an adverse impact on our business.

We receive rebates from chemical and seed suppliers based on programs offered to their customers. The programs vary based on product type and specific supplier practice. The majority of the rebate programs run on a crop year basis, typically from September 1st to August 31st, although other periods are sometimes utilized. The majority of these rebates are product-specific and are based on our sales of that product in a given crop year.

Our ability to negotiate, earn, and collect rebates is critical to the success of our business. We price our products to our customers based on the cost of the products less the amount of rebates we expect to receive at the end of the crop year. However, the amount of rebates we earn and the nature of our rebate programs are determined by our suppliers and are directly related to the performance of our business. If our sales in any crop year are lower than expected, either because of poor weather conditions, increased competition, or for any other reason, we may earn fewer rebates and our gross margins may suffer. Additionally, our suppliers may reduce the amount of rebates offered under their programs or increase the sales goals or other conditions we must meet to earn rebates to levels that we cannot achieve. Finally, our ability to negotiate individually for additional rebates may cease or become limited, and our efforts to collect cash rebates periodically throughout the year may be unsuccessful. The occurrence of any of these events could have a material effect on our business, financial condition, cash flow, results of operations, or liquidity.

For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Vendor Rebate Receivables” and Note 1 in Notes to Financial Statements.

Our success depends on a limited number of key employees and we may not be able to adequately replace them if they leave.

We believe that the success of our business strategy and our ability to operate profitably depend on the continued employment of our senior management team. The loss of the services of some of these key employees could have a material adverse effect on us. See “Executive Officers of the Registrant,” immediately following “Item 4. Submission of Matters to a Vote of Security Holders.”

UAP Holding Corp. is a holding company and we rely on our subsidiaries for cash to pay dividends on our common stock.

UAP Holding Corp. has no direct operations and no significant assets other than ownership of 100% of the stock of United Agri Products, Inc. Because UAP Holding Corp. conducts its operations through its subsidiaries, UAP Holding Corp. depends on those entities for dividends and other payments to generate the funds necessary to meet its financial obligations and to pay dividends with respect to the common stock. Legal and contractual restrictions in the senior secured credit facility and any other agreements governing future indebtedness of UAP Holding Corp.’s subsidiaries, as well as the financial condition and operating requirements of UAP Holding Corp.’s subsidiaries, may limit UAP Holding Corp.’s ability to obtain cash from its subsidiaries. All of UAP Holding Corp.’s subsidiaries are separate and independent legal entities and have no obligation whatsoever to pay any dividends, distributions, or other payments to UAP Holding Corp.

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

In addition, as of February 25, 2007, we owned or leased approximately 399 properties that are used to store inventory, distribute, and sell our products to our customers. We determine the number of sales and distribution facilities as those managed by a single location manager. Because there may be more than one property that we own or lease managed by a location manager, our approximately 370 sales and distribution facilities are less than the total number of leased and owned properties. We also utilize other miscellaneous facilities in our distribution business, mainly for seasonal storage. We organize our properties for geographic and administrative purposes into five primary regions, as noted below:

Region	States/Provinces Served	Owned	Leased
Northeast	CT, DE, IL, IN, KY, MA, MD, ME, MI, MO, NH, NJ, NY, OH, PA, RI, VA, VT, WI, WV	53	42

Southeast	AL, AR, FL, GA, LA, MO, MS, NC, SC, TN	42	78

West	AK, AZ, CA, CO, HI, ID, KS, MO, NM, NV, OK, OR, TX, UT, WA, WY	36	48

Midwest	IA, MN, MT, ND, NE, SD, WY	46	45

Canada	AB, BC, MB, NB, NS, ON, PE, QC, SK	—	7

Administrative	CO	—	2

Total		177	222

All of our owned properties and substantially all of our leased properties secure our obligations under the senior secured credit facility. Thirty-four of these carry mortgages.

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

In addition to the matters discussed above under “Item 1. Business—Environmental Matters,” we are involved in periodic litigation in the ordinary course of our business, including intellectual property infringement claims, product liability claims, property damage claims, personal injury claims, contract claims, worker’s compensation claims, and lawsuits brought by employees and former employees alleging discriminatory practices. We do not believe that there are any pending or threatened legal proceedings, including ordinary litigation incidental to the conduct of our business and the ownership of our properties that, if adversely determined, would have a material adverse effect on our business, financial condition, cash flow, results of operations, or liquidity. However, we cannot assure you that future litigation will not adversely affect our business, financial condition, cash flow, results of operations, or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Registrant

The executive officers of UAP Holding Corp. are listed as follows. There are no family relationships among them.

Name	Age	Date First Elected Executive Officer	Position
L. Kenneth Cordell	49	2003	Chairman, President, and Chief Executive Officer
David W. Bullock	42	2003	Executive Vice President and Chief Financial Officer
David Tretter	50	2003	Executive Vice President, Distribution
Kevin Howard	40	2004	Executive Vice President, Products Company
Todd A. Suko	40	2003	Vice President, General Counsel and Secretary
Alan E. Kessock	47	2006	Chief Accounting Officer

BUSINESS EXPERIENCE

L. Kenneth Cordell has been the President and a director of UAP Holding Corp. and United Agri Products, Inc. since the closing of the Acquisition on November 24, 2003, and became the Chief Executive Officer of United Agri Products in December 2003 and of UAP Holding Corp. in January 2004. He was elected Chairman of the board of directors in July of 2006. He joined UAP in 2001 and was promoted to President and Chief Operating Officer in February 2002. Prior to joining UAP, Mr. Cordell worked for FMC Agricultural Products Group from 1992 to 2001, serving most recently as Director of the North American Agricultural Products Group. Mr. Cordell also held various positions in the agricultural units of BASF (1989 to 1992) and Rohm & Haas (1979 to 1989).

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

David Tretter has been Executive Vice President, Distribution for UAP Holding Corp. and United Agri Products, Inc. since January 2007. Prior to becoming Executive Vice President, Distribution, he was Executive Vice President, Procurement for UAP Holding Corp. and United Agri Products, Inc. and held that role since the closing of the Acquisition on November 24, 2003. He joined UAP in July 1985 as Fertilizer Manager and has held various positions in sales management, general management, and executive management since that time. Prior to joining UAP, Mr. Tretter was Vice President of Operations for Pasquales Food in Birmingham, AL.

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

Alan E. Kessock has been Chief Accounting Officer of UAP Holding Corp. and United Agri Products, Inc. since April 2006. He joined UAP in March 2006 as Corporate Controller. Prior to joining UAP, he served as the Director of Retail Planning and Analysis at Circuit City Stores, Inc. Prior to joining Circuit City, Inc., Mr. Kessock served as Vice President and Treasurer for Affordable Residential Communities from February to August 2005. Prior to that time, Mr. Kessock served in various positions at Ultimate Electronics, Inc., including Controller, Senior Vice President of Finance, Chief Financial Officer, and Senior Vice President of Operations, from 1985 to 2004. Ultimate Electronics, Inc. filed bankruptcy on January 11, 2005, subsequent to Mr. Kessock’s resignation, and was liquidated on December 9, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information. Our common stock, $0.001 par value, has been traded on the NASDAQ National Market under the symbol “UAPH” since November 22, 2004. Prior to that time, we were a privately held company and there was no trading market for our equity. On April 23, 2007, the last recorded sale price for our common stock was $25.38 per share.

The following table sets forth, for the fiscal year periods indicated, the high and low sales prices per share for the Company’s common stock, as reported on the NASDAQ National Market:

Price Range of Common Stock

	High Price	Low Price
Fiscal Year - 2007
Fourth Quarter	$26.63	$21.66
Third Quarter	25.28	20.25
Second Quarter	23.82	17.72
First Quarter	23.90	19.52

Fiscal Year - 2006
Fourth Quarter	$22.84	$18.71
Third Quarter	19.60	16.06
Second Quarter	19.76	14.32
First Quarter	16.97	13.70

Holders. The number of stockholders of record as of April 23, 2007, was 74, and the estimated number of beneficial stockholders was 2,500.

Dividends. The table below outlines our dividend history as a public company:

Dividend History

Declaration Date	Record Date	Payment Date	Dividend Amount per share	Total Dividend
				(in 000’s)
April 25, 2007	May 15, 2007	June 1, 2007	$ 0.2250	$11,600(E)
January 11, 2007	February 15, 2007	March 1, 2007	0.1875	9,599
October 5, 2006	November 15, 2006	December 1, 2006	0.1875	9,559
July 11, 2006	August 15, 2006	September 1, 2006	0.1875	9,556
April 4, 2006	May 15, 2006	June 1, 2006	0.1875	9,545
January 5, 2006	February 15, 2006	March 1, 2006	0.1875	9,528
October 6, 2005	November 15, 2005	December 1, 2005	0.1625	8,202
July 18, 2005	August 15, 2005	September 1, 2005	0.1625	8,202
April 29, 2005	May 13, 2005	June 1, 2005	0.1250	6,304

(E)	Estimated payment amount to be made on June 1, 2007

Currently, we intend to pay quarterly cash dividends on our common stock at an annual rate of $0.90 per share. However, there can be no assurance that we will declare or pay any cash dividends. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements, and other factors our board of directors deems relevant. As described more fully below, the terms of our senior secured credit facility may also restrict us from paying cash dividends on our common stock under some circumstances. As of February 25, 2007, approximately $49.7 million of permitted distributions were available to pay dividends under our restricted payment covenant in our senior secured credit facility before giving effect to the March 1, 2007 dividend payment of $9.6 million and before the anticipated June 1, 2007 dividend payment estimated to be $11.6 million.

Restrictions on Payments of Dividends. The payment of any cash dividend on our common stock is considered a restricted payment under our senior secured credit facility, and we are restricted from paying any cash dividend on our common stock unless we satisfy certain conditions.

The terms of our senior secured credit facility generally restrict our ability to declare and pay dividends as follows:

•

aggregate amount of dividends payable by us generally cannot exceed $25.0 million plus 50% of the cumulative consolidated net income (as defined in the senior secured credit facility) of United Agri Products from November 24, 2003, until June 1, 2006, and 75% of the cumulative consolidated net income since June 1, 2006, plus 100% of any amounts contributed to our common equity capital or received from the sale of any equity interest;

•	immediately following the dividend, at least $40.0 million must be available for borrowing under the revolving credit facility;

•	immediately following the dividend, the outstanding aggregate principal amount of any over advances under the revolving credit facility shall be less than or equal to $35.0 million; and

•	no event of default under the revolving credit facility has occurred and, is continuing, or would result after giving effect to such dividend.

In addition, we depend on dividends from United Agri Products in order to make dividend payments on our capital stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Holding Company.”

Stock Performance Graph

The chart below compares the twenty-seven month cumulative return, assuming the reinvestment of dividends, on UAP Holding Corp. common stock with that of NASDAQ Composite Index and a group of our peers. This graph assumes $100.00 was invested on November 23, 2004, in each of UAP Holding Corp. common stock, the NASDAQ Composite Index, and our peer group. We believe our peer group to be representative due to the fact that they are all distribution companies, though they are not distributors of agricultural chemicals, and they have been used by analysts covering the performance of our stock as the group of companies most comparable to our business. The companies consist of Airgas Inc. (“ARG”), Genuine Parts Co. (“GPC”), Tractor Supply Company (“TSCO”), W.W. Grainger, Inc. (“GWW”), Watsco, Incorporated (“WSO”), and Wesco International, Inc. (“WCC”).

UAP Holding Corp. management cautions that the stock price performance shown in the graph below should not be considered indicative of potential future stock price performance.

Item 6.	Selected Financial Data.

	UAP Holding Corp.				Combined Predecessor Entity–ConAgra Agricultural Products Business
	Fiscal Year Ended February 25, 2007	Fiscal Year Ended February 26, 2006	Fiscal Year Ended February 27, 2005	Thirteen Weeks Ended February 22, 2004	Thirty-Nine Weeks Ended November 23, 2003	Fiscal Year Ended February 23, 2003
	(dollars in thousands, except for per share amounts)
Statement of Operations Data:
Net sales	$2,854,108	$2,727,789	$2,506,730	$227,778	$2,224,107	$2,526,765
Gross profit	$384,460	$390,079	$334,234	$57,048	$286,097	$360,171
Income from continuing operations	$33,454	$66,377	$28,812	$9,653	$40,985	$29,460
Loss from discontinued operations, net of tax	—	—	—	—	$(4,708)	$(4,221)
Net income (loss)	$33,454	$66,377	$28,812	$9,653	$36,277	$25,239
Earnings (loss) per share:
Basic	$0.66	$1.31	$0.60	$0.21
Diluted	$0.64	$1.27	$0.58	$0.21
Cash dividends per share of common stock	$0.75	$0.6375	$0.00	$0.00

Businesses not acquired from ConAgra Agricultural Products Business are reflected as discontinued operations in the above statement of operations data.

	UAP Holding Corp.				Combined Predecessor Entity–ConAgra Agricultural Products Business As of February 23, 2003
	As of February 25, 2007	As of February 26, 2006	As of February 27, 2005	As of February 22, 2004
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$19,506	$79,168	$48,204	$172,647	$28,559
Working capital	$150,039	$311,484	$256,742	$226,296	$455,154
Total assets	$1,559,186	$1,381,910	$1,337,342	$1,263,963	$1,352,025
Total short-term debt	$184,739	$—	$55	$—	$9
Total long-term debt	$172,390	$306,339	$295,948	$308,570	$—
Capital Leases	$340	$365	$—	$—	$—
Stockholder’s net investment and advances	$—	$—	$—	$—	$587,898
Stockholders’ equity	$170,254	$159,739	$116,487	$76,788	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We intend for this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) to provide the reader with information that will assist in understanding UAP, our consolidated financial condition, liquidity and capital resources, and results of operations for the periods presented. You should read this MD&A in conjunction with our consolidated financial statements and the accompanying notes thereto appearing elsewhere in this report.

We operate on a 52- or 53-week fiscal year. Fiscal years are identified in this report according to the calendar year in which they ended. The fifty-two weeks ended February 25, 2007, will be referred to as “fiscal 2007”, the fifty-two weeks ended February 26, 2006, will be referred to as “fiscal 2006”, and the fifty-three weeks ended February 27, 2005, will be referred to as “fiscal 2005.”

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

Our Business

We are the largest independent distributor of agricultural inputs and professional non-crop products in the United States and Canada. We strive to be the distributor of choice in our industry and earn the trust of our customers and suppliers by providing high quality products at competitive prices, supported by consistent and reliable service, and expertise. Our customers include farmers, commercial growers, regional dealers, and consumers in the professional non-crop market. Approximately 100,000 customers purchased products or services from us during fiscal 2007.

We market a comprehensive line of products, including chemicals, fertilizer, and seed manufactured and/or marketed by the world’s leading agricultural input companies, including BASF, Bayer, ConAgra International Fertilizer Company, Dow AgroSciences, DuPont, Monsanto, and Syngenta. In addition to our product offering, we provide a broad array of value-added services including crop management, biotechnology advisory services, custom fertilizer blending, seed treatment, inventory management, and custom applications of crop inputs. The products and services we offer are critical to our customers because they lower the overall cost of crop production and improve crop quality and yield.

In addition to the products we purchase from our suppliers for resale, we also source, formulate, package, market, and distribute over 265 brands of proprietary and private label products. These products allow us to obtain a higher gross margin than from the other branded products we distribute. Sales of our proprietary and private label chemical and seed products accounted for 15.0% of our total chemical and seed sales in fiscal 2007 compared to 14.3% in fiscal 2006.

Our operations entail a network of approximately 370 sales and distribution facilities and three formulation plants strategically located in major crop-producing areas of the United States and Canada. Our integrated distribution network enables our approximately 1,100 salespeople to provide our customers with a broad range of products and reliable service. As a result of our broad scale, we provide leading agricultural and professional product input companies with an efficient means to access a highly fragmented customer base of farmers, growers, and professional non-crop consumers.

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

The Agricultural Inputs Distribution Industry

We operate in the highly competitive agricultural inputs distribution industry. Our industry depends on farm expenditures for crop inputs, which in turn is dependent upon planted acreage in the United States and Canada. Over the last fifteen years, agricultural input expenses in the United States grew at a compound annual growth rate of 3.6%, based on historical data obtained from the Economic Research Service of the USDA. Planted acreage has been relatively flat over the last fifteen years, leading to a relatively stable but very competitive industry for crop inputs.

The key drivers of our industry include: continued world population growth; rising standards of living throughout many developing countries; the use of more effective chemicals and fertilizer; stable planted acreage; the trend towards larger and more efficient farms; the increased production of renewable fuels from corn, soybeans, and other crops; and the increased use of biotechnology in the production of seed. The three primary product areas of the agricultural input and professional non-crop markets are chemicals, fertilizer, and seed.

Our principal competitors in the distribution of crop production inputs include agricultural cooperatives, national and international fertilizer producers, major grain companies, multinational corporation-owned distribution outlets, other regional and local independent distributors, and brokers. We, along with other agricultural input distributors, represent the main route-to-market for agricultural and professional non-crop input manufacturers and fill a critical need in the U.S. and Canadian agricultural and professional non-crop input markets by allowing suppliers to economically access a highly fragmented customer base of growers, dealers, and professional non-crop customers. In each of our local markets, we typically compete with two or more distributors on the basis of breadth of product offering, the ability to provide “one-stop shopping” with customized local products and services, our sales-force’s knowledge of and relationships with our customers, and price. Additionally, we compete with our industry peers for talented employees in the areas of sales and operations.

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

Market Conditions and Outlook

On average over the past fifteen years, approximately 325 million acres were planted per year in principal crops according to the USDA. During this same period, no year’s planted acreage deviated more than 3% from the average, providing a stable base for the agricultural inputs industry. The last three years have seen total acres planted in principal crops fall below average, with just under 316 million acres planted in 2006. Although planted acreage dropped in recent years, agricultural input spending during that same three year period rose approximately 23%. Acres forecast to be planted in 2007, according to the “Prospective Plantings” report released on March 30, 2007, by the National Agricultural Statistics Service of the USDA are expected to increase over last year by approximately 1.2% to approximately 320 million acres.

According to the most recent forecast by the Economic Research Service of the USDA, crop input expenses for 2007 are expected to increase 5.5% over 2006, to $36.2 billion. Seed and fertilizer are forecast to increase by 6.2% and 5.8%, respectively, in 2007. Together seed and fertilizer make up approximately 73% of the total industry. However, because we are a distributor, our opportunity to capture increased gross profits related to any price appreciation in the fertilizer market is limited since we typically pass through product costs and only retain a specific per ton margin.

The charts below summarize the historical data related to crop input expenses, acres planted, and calculated crop input expenses per acre.

U.S. Crop Input Expenses

Source: Economic Research Service – USDA

(dollars in millions)

Total Acres Planted – Principal Crops

Source: National Agricultural Statistics Service – USDA

(acres in millions)

Despite rising crop input expenses per acre planted, the two-year period of 2004 and 2005 created unprecedented farm income. Both crop and livestock commodities experienced exceptionally favorable market price and/or production conditions. However, 2006 saw a significant decline in net farm income compared to 2005. The culmination of lower government payments, higher interest rates, higher fuel expenses, and higher fertilizer and crop input costs, combined with lower prices for livestock commodities were the reasons for the reduction. According to the 2007 forecast by the Economic Research Service of the USDA, net farm income is expected to increase by 9.9% above 2006 and by 16.2% above the 10-year average. The rate of price increases for crop and livestock production is expected to be greater than rising production expenses and lower government payments.

Crop input expenses represent approximately 14.4% of the total U.S. farm sector expenses. Because crop input expenses are a relatively small percentage of total U.S. farm sector expenses, it is difficult to predict what impact, if any, this may have on 2007.

Ethanol made from corn and biodiesel made from soybeans may provide a future alternative to our country’s dependency on foreign based petroleum. Ethanol production has more than doubled since 2001 and is continuing to grow rapidly. The Energy Policy Act of 2005 requires 7.5 billion gallons of renewable fuels to be used in the nation’s highway fuel supply by 2012. The March 30, 2007 issue of “Prospective Plantings” published by the National Agricultural Statistics Service of the USDA shows that ethanol production and the increased demand for corn is starting to impact the total acres of corn planted in 2007. According to this report, planted corn acreage in 2007 is expected to increase to 90.5 million acres compared to 78.3 million acres in 2006, which is a projected increase of 15.5%. Additionally, wheat and hay acres planted in 2007 are also forecast to increase by 5.2% to 3.0 million acres and 3.7% to 2.2 million acres, respectively, as these products are used as feed substitutes for corn in livestock production. However, the 12.1 million acre increase in corn acres is expected to decrease soybean acreage planted by 11.1% or 8.4 million acres and cotton acreage planted by 20.5% or 3.1 million acres. The impact these significant changes in acres planted will have this year and in future years on the agricultural distribution industry and other industries such as livestock production, fertilizer manufacturing, textiles, and food processing is difficult to predict and will continue to evolve over time.

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

Building upon our Distribution Network–One of our key initiatives is to grow our retail business by leveraging our size and leading market share across North America. We study our market share by state, county, and customer, and develop sales initiatives at local and regional levels to address any gaps and opportunities we have in our distribution network for chemicals, fertilizer, and seed. Where our data indicates an opportunity, we have the potential to add sales personnel and/or locations and assets, or acquire businesses to fill gaps in our coverage.

During fiscal year 2007, we completed eleven acquisitions for a total net purchase price of approximately $82 million, including the following acquisitions:

•

During the first fiscal quarter of 2007, we purchased the remaining 50% share of our joint venture in UAP Timberland and we acquired a retail distribution location from an independent retail distributor.

•

During the third fiscal quarter of 2007, we closed on the acquisition of Terral AgriServices, Inc. and certain assets of Terral FarmService, Inc. and Wisner Elevator, Inc. (collectively, “Terral”). In addition to the Terral acquisition, we acquired three retail distribution locations from independent retail distributors.

•

During the fourth fiscal quarter of 2007, we acquired certain retail and service assets of AGSCO, Inc. and AG Depot, Inc. In addition, we acquired certain retail distribution assets of Boettcher Enterprises, and three retail distribution locations from independent retail distributors.

We will continue to analyze and pursue additional acquisition candidates as appropriate opportunities arise.

Fertilizer and Seed Revenue Growth–We have experienced revenue growth in both of these product areas and believe there are continued growth opportunities going forward. As seed varieties continue to be enhanced through biotechnology, we believe they will serve as a growth platform due to the increased value-added nature of their sale to the customer. We intend to leverage our growth in the seed business through: advanced technical training of our sales-force, hiring and strategically placing experienced salespeople, using incentive compensation plans incorporating seed-specific performance goals, nurturing our relationships with our seed suppliers, and targeting new retail opportunities to enhance our sales presence in regions where gaps exist. We will also leverage our growth in the fertilizer business by nurturing relationships with fertilizer suppliers and by making investments in storage and blending facilities in regions where gaps exist.

Proprietary and Private Label Business–Our proprietary and private label products offer higher gross margins than the supplier branded products we sell. We currently market approximately 265 proprietary branded products and have a broad proprietary product offering in each of our core product areas, including professional non-crop. We continue to work with nearly all of our key suppliers on additional private label opportunities.

Working Capital and Expense Management–We believe we are well positioned to continue to improve the financial performance of our business. We monitor performance regularly on key operating statistics such as inventory efficiency, credit, operating expenses, gross profit generation, and overall return on invested capital. This information will continue to enable us to manage expenses and reduce average levels of working capital as a percent of net sales by concentrating on the following: earlier collection of supplier rebates, continuing inventory efficiencies through SKU reduction efforts and centralized purchasing, evaluating our suppliers on a total return basis including working capital management, continuing to focus on credit policies and procedures to maximize profitability, and using competition and best practices among our operating divisions to drive overall focus on working capital and expense management that are tied to variable compensation plans.

Company Performance Measures

Our management uses a number of metrics and key performance indicators (“KPIs”) to assess and track our financial and operational performance. Our operating managers’ performances are judged using our defined KPIs and compared with their peers when determining achievement towards company targets. Incentive compensation is tied to achieving our KPI goals. Because of the seasonal nature of our business, we view most of our KPIs on a rolling 12 month average basis. Our current KPIs were developed by our management team and have been utilized and refined over time.

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

Factors Impacting Our Results in Fiscal 2007

During fiscal 2007, several events took place that had an impact on our business including the following:

•

On March 3, 2006, we purchased the remaining 50% share of our joint venture in UAP Timberland. In conjunction with this purchase, we began accounting for UAP Timberland on a consolidated basis; previously our ownership interest was accounted for using the equity method. During fiscal 2006, $1.9 million of our income from the royalties, service charges and other income and expenses category was from our 50% share of the unconsolidated earnings of our affiliate UAP Timberland. See Note 2 in Notes to Consolidated Financial Statements for additional information.

•

On June 1, 2006, United Agri Products, Inc. replaced its existing revolving credit facility and entered into a new senior secured credit facility. The new senior secured credit facility provides for a six-year senior secured $175 million term loan facility and a five-year senior secured asset based revolving credit facility in an aggregate principal amount of $675 million, including $50 million for letters of credit. Additionally, on June 1, 2006, UAP Holding Corp. and United Agri Products, Inc. completed tender offers and consent solicitations for the 10 3/4% Senior Discount Notes due 2012 issued by UAP Holding Corp. and the 8 1/4% Senior Notes due 2011 issued by United Agri Products, Inc. UAP Holding Corp. paid total consideration of $118.8 million for the $123.1 million principal amount at maturity of 10 3/4% Senior Discount Notes accepted for purchase and United Agri Products, Inc. paid total consideration of $227.2 million for the $203.5 million principal amount of 8 1/4% Senior Notes accepted for purchase. Such payments were financed through borrowings under the senior secured credit facility. This refinancing resulted in an after-tax charge of approximately $30.2 million or ($0.57) per diluted share in fiscal 2007. See Note 12 in Notes to Consolidated Financial Statements for additional information.

•

During the most recent growing season, many of our most productive regions were impacted by drought conditions ranging from “severe” to “exceptional” according to the August 24, 2006 issue of the U.S. Drought Monitor, a publication of the National Drought Mitigation Center. Drought conditions throughout Texas, Oklahoma, Mississippi, Alabama, and Georgia had a significant impact on cotton crop production. Additionally, drought conditions in the Dakotas, eastern Montana, Wyoming, western Nebraska, eastern Colorado, and central Missouri had a significant impact on the wheat and corn crop production in those regions. Based on the “Crop Production 2006 Summary” report published by the National Agricultural Statistics Service of the USDA in January 2007, cotton acres harvested were 2.5 million acres less than total cotton acres planted, which is equal to a “disaster rate” of 16.6% of all cotton acres planted, compared to a disaster rate of 3.1% in 2005. We define disaster rate as the percentage of acres not harvested that were reported as planted. Wheat acres harvested were 10.5 million acres less than planted, for a disaster rate of 18.4%, compared to a 12.4% disaster rate in 2005. Corn acres harvested for grain were 4.5 million acres, or 5.9% less than last year. Planted acres of corn were down 3.5 million acres, or 4.2% below last year. We assume most of the 1.0 million acre reduction in harvested corn used for grain was due to drought conditions during the growing season. The droughts in these regions had a negative impact on our business during fiscal 2007. As drought conditions turned potential crops into disaster acres, growers reduced crop input purchases leading to lower than expected sales and increased competition within the industry.

•

During fiscal 2007, we completed eleven acquisitions. Nine of the acquisitions, including Terral, Boettcher, and AGSCO, were completed during our third and fourth quarters. These businesses, like our business, complete most of their sales in the first and second quarters and, as a result, our financial statements do not reflect any significant benefit from their sales and corresponding gross margin but do reflect additional associated fixed expenses. We estimate these acquisitions reduced earnings per diluted share by $0.04 in fiscal 2007.

Please review the section “Results of Operations” below for a more detailed explanation of our financial and operational performance.

RESULTS OF OPERATIONS

Analysis of Consolidated Statements of Earnings

				Percent Change
	Fiscal Year 2007	Fiscal Year 2006	Fiscal Year 2005	FY’07 vs. FY’06	FY’06 vs. FY’05
Net sales	$2,854,108	$2,727,789	$2,506,730	4.6%	8.8%
Cost of goods sold	2,469,648	2,337,710	2,172,496	5.6%	7.6%

Gross profit	384,460	390,079	334,234	-1.4%	16.7%

Selling, general & administrative expenses	270,958	273,023	255,983	-0.8%	6.7%
(Gain) loss on sale of fixed assets	211	(1,307)	(1,110)	-116.1%	17.7%
Royalties, service charges & other (income) and expenses	(29,069)	(29,427)	(26,652)	-1.2%	10.4%
Restructuring costs	419	1,606	903	-73.9%	77.9%

Operating income	141,941	146,184	105,110	-2.9%	39.1%

Interest expense	37,768	37,340	43,601	1.1%	-14.4%
Finance related & other charges	48,270	330	17,062	NM	-98.1%

Income before income taxes	55,903	108,514	44,447	-48.5%	144.1%
Income tax expense	22,449	42,137	15,635	-46.7%	169.5%

Net income	$33,454	$66,377	$28,812	-49.6%	130.4%

Earnings per share:
Basic earnings per share	$0.66	$1.31	$0.60	-49.6%	118.3%
Diluted earnings per share	$0.64	$1.27	$0.58	-49.6%	119.0%

NM = not meaningful

Effective tax rate	40.2%	38.8%	35.2%

Comparisons as a percent of net sales:
Gross margin	13.5%	14.3%	13.3%
Selling, general & administrative expenses	9.5%	10.0%	10.2%
Operating income	5.0%	5.4%	4.2%

Fiscal 2007 Compared to Fiscal 2006

Net Sales. Sales increased 4.6% to $2,854.1 million in fiscal 2007, compared to $2,727.8 million in fiscal 2006. Sales of proprietary chemical and seed products were 15.0% of total chemical and seed sales in fiscal 2007, compared to 14.3% in fiscal 2006.

Sales of chemicals increased to $1,651.4 million in fiscal 2007, from $1,633.9 million in fiscal 2006. Fiscal 2007 included net chemical sales from acquisition and divestiture activity of $111.3 million. Without sales from acquisitions, sales of chemicals were lower than last year as many of our most productive regions were impacted by drought conditions. These conditions ranged from “severe” to “exceptional” according to the U.S. Drought Monitor, released on August 24, 2006, by the National Drought Mitigation Center. By product line, sales of herbicides increased over last year due to acquisitions. The increase in herbicides included an increase in sales of glyphosate products as higher volumes of glyphosate herbicides more than offset lower end-user unit prices. The increased adoption of Roundup Ready corn also had a negative impact on certain herbicide products. Demand for products that control Asian Soybean Rust was not as strong as last year, and as such, sales of fungicides decreased. Sales of insecticides were lower as lighter crop insect pressure and an increased adoption of seed varieties with insect resistance traits decreased demand compared to last year. Sales of chemical seed treatments increased as farmers protected their investment in seed.

Sales of fertilizer increased to $707.8 million in fiscal 2007, from $682.1 million in fiscal 2006. Sales of fertilizer from retail locations sold in Western Canada totaled $11.9 million in fiscal 2006. These sales were nearly offset by additional retail locations subsequently acquired in the United States. The overall increase in fertilizer sales was due to higher per ton selling prices on slightly higher volumes sold. Fertilizer is typically applied either in the fall or spring seasons. Our third and fourth quarters of fiscal 2006 showed fertilizer volume increases as favorable weather conditions allowed more fertilizer to be applied in the fall and winter months. These increased fall and winter volumes replaced tons that otherwise would have been applied in the spring planting season of fiscal 2007. Additionally, a 4.2% reduction in crop year 2006 corn acres planted and severe drought conditions in many cotton and wheat producing areas reduced the opportunity for fertilizer sales and application. We also believe higher fertilizer prices during the first half of fiscal 2007, the traditional planting and growing seasons, caused some of our customers to reduce fertilizer purchases compared to prior years.

Sales of seed increased to $410.8 million in fiscal 2007, from $349.3 million in fiscal 2006. The increase was due to volume growth in both third party and proprietary brands of corn, cotton, and soybeans and, higher selling prices for corn and cotton seed due to increased sales of seeds with enhanced traits. Higher selling prices were partially offset by competitive pressure on third party branded seed.

Other sales increased to $84.1 million in fiscal 2007, from $62.5 million in fiscal 2006, due to additional contract service revenue from the UAP Timberland acquisition, increased application fees, and increased transportation and warehousing revenue from our Canadian business.

Cost of Goods Sold. Cost of goods sold was $2,469.6 million in fiscal 2007, compared to $2,337.7 million in fiscal 2006. Gross profit (net sales less cost of goods sold) was $384.5 million in the fiscal 2007, compared to $390.1 million in fiscal 2006. Gross margin (gross profit as a percentage of net sales) was 13.5% in fiscal 2007, compared to 14.3% in fiscal 2006. The decrease in gross profit was primarily due to lower gross profit per ton on fertilizer sales. Higher average selling prices per ton did not offset the higher average cost per ton. In addition, we experienced lower gross profit on supplier branded seed, due to competitive pressure, which was partially offset by increased gross profit on application and contract services compared to last year and increased gross profit on chemicals due to acquisitions. Increases in salaries and benefits, building and equipment leases, vehicle and fuel expense, and repairs and maintenance due to acquisitions contributed to increased supply chain costs.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses decreased to $271.0 million (9.5% of sales) in fiscal 2007, from $273.0 million (10.0% of sales) in fiscal 2006. The decrease was due primarily to lower incentive compensation, commensurate with company performance, of $20.8 million. This was offset primarily by additional expenses of $19.6 million brought on by our acquisition activity.

Royalties, Service Charges and Other Income and Expenses. These items include royalty income, service charge income paid by customers who do business with us on terms, and equity earnings in UAP Timberland when it was an unconsolidated subsidiary in fiscal 2006, as well as other items. Other income decreased to $29.1 million in fiscal 2007, from $29.4 million in fiscal 2006. Equity earnings from UAP Timberland were $(0.4) million in fiscal 2007, compared to $1.9 million in fiscal 2006. Service charge income increased due to additional receivables on hand during the year from increased year to date sales, our acquisition activity, and longer payment terms offered to customers bearing service charges. Royalty income was lower compared to the same period last year due to slower international and domestic sales of products which constitute our royalty stream.

Restructuring Costs. Restructuring costs in fiscal 2007 were $0.4 million compared to $1.6 million in fiscal 2006. The restructuring costs that occurred during fiscal 2007 and fiscal 2006 were mainly related to severance expenses and contract termination costs associated with our management reorganization and administrative consolidation announced during the third quarter of fiscal 2006.

Interest Expense. Interest expense was slightly higher at $37.8 million in fiscal 2007, compared to $37.3 million in fiscal 2006. Increased short-term borrowings related to our acquisition activity and increased working capital needs offset the reduction in interest rates as a result of the refinancing.

Finance Related and Other Charges. Finance related and other charges in fiscal 2007 were $48.3 million, $47.9 million of which relates to the refinancing of our long-term debt. The remaining $0.4 million relates to the secondary offerings completed during fiscal 2007. We incurred finance related and other charges during fiscal 2006 of $0.3 million as a result of our secondary stock offering completed on March 9, 2006.

Income Taxes. The effective income tax rate was 40.2% for fiscal 2007, versus 38.8% for fiscal 2006. The higher tax rate for fiscal 2007 was primarily due to lower pre-tax book income, federal deduction limits on debt retirement costs, and higher state tax contingencies relating primarily to the debt retirement costs.

Fiscal 2006 Compared to Fiscal 2005

Net Sales. Sales increased to $2,727.8 million in fiscal 2006 compared to $2,506.7 million in fiscal 2005. Sales of proprietary chemical and seed products were 14.3% of total chemical and seed sales in fiscal 2006 versus 13.3% in fiscal 2005.

Sales of chemicals increased to $1,633.9 million in fiscal 2006 from $1,580.8 million in fiscal 2005. Gains in the Midwest, Texas, the Midsouth, and the Southeast, helped overcome lower professional product sales and lower chemical tolling revenue due to the closing of two non-strategic formulation facilities that had provided toll-manufacturing services. Shipments of Monsanto bulk herbicides increased compared to the prior year. We began invoicing these sales directly in the second half of fiscal 2005, which previously were invoiced through commissioned agent transactions. Higher volumes of glyphosate herbicides more than offset lower end user unit prices for glyphosate products, while insecticide and fungicide treatments increased compared to fiscal 2005 due to an increase in disease and insect infestations.

Sales of fertilizer rose to $682.1 million in fiscal 2006 from $565.3 million in fiscal 2005. The increase was driven by higher pricing, combined with slightly higher volumes as wet weather during the fall fertilizer application season in late fiscal 2005 delayed the timing of some fall fertilizer application to early fiscal 2006. Additionally, a better fall fertilizer season in fiscal 2006, especially in the upper Midwest geography, contributed to the volume increase compared to fiscal 2005.

Sales of seed rose to $349.3 million in fiscal 2006 from $302.9 million in fiscal 2005, due to volume growth on both third party and proprietary brands and higher prices due to increased sales of seed with enhanced traits. Volume gains were achieved in the two major crops of corn and cotton.

Sales of other products increased to $62.5 million in fiscal 2006 from $57.7 million in fiscal 2005 primarily due to higher application fee revenue, which was partially due to the delayed fertilizer season from the fall of fiscal 2005 to the spring of fiscal 2006. Increased transportation revenue from our Canadian and upper midwest locations also contributed to the increase in other sales compared to fiscal 2005.

Cost of Goods Sold. Cost of goods sold was $2,337.7 million in fiscal 2006, compared to $2,172.5 million in fiscal 2005. Gross profit (net sales less cost of goods sold) was $390.1 million in fiscal 2006, compared to $334.2 million in fiscal 2005. Gross margin (gross profit as a percentage of net sales) was 14.3% in fiscal 2006, compared to 13.3% in fiscal 2005. The increase in gross profit and gross margin was due partially to an increase in cost of sales of $17.4 million in fiscal 2005, resulting from the purchase accounting for the Acquisition. At the Acquisition, the inventory on our books was written up $21.1 million to fair market value. As this inventory was sold, it increased cost of goods sold by $17.4 million in fiscal 2005. Additionally, gross profit increased due to increased proprietary product sales, on which we typically earn a much higher gross margin, as well as growth in all other categories, most notably seed. The overall gross margin percentage increase was moderated by higher costs for fertilizer nutrients and fuel prices. Gross profit includes supplier rebates, which are accrued monthly based on actual sales at the most likely estimated rates by supplier, then adjusted as necessary, typically in our third and fourth quarters. See the discussion in “Critical Accounting Policies and Estimates” titled “Vendor Rebate Receivables” for a further discussion of the factors involved in our rebate accruals.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $273.0 million in fiscal 2006 from $256.0 million in fiscal 2005. SG&A expenses as a percentage of net sales decreased to 10.0% of sales during fiscal 2006 compared to 10.2% of sales during fiscal 2005. The increase in dollars spent was due to higher professional expenses associated with becoming an independent public company, higher insurance costs, fewer recoveries of bad debts, and increased vehicle expenses including fuel, partially offset by one extra week in fiscal year 2005. The SG&A expenses in fiscal 2005 included $0.8 million of management fees paid to Apollo Management V, LLC.

Royalties, Service Charges and Other Income and Expenses. These items include royalty income generated by our proprietary products group, service charge income from customers who do business with us on terms, and equity earnings in an unconsolidated subsidiary, as well as other items. Other income increased to $29.4 million in fiscal 2006 from $26.7 million in fiscal 2005. The increase in income was primarily due to higher royalty income during fiscal 2006, slightly offset by a gain on a post closing settlement of an acquisition during fiscal 2005. Higher royalties are a result of the market success of those products from which we receive royalty payments. Additionally, lower service charge income in fiscal 2006, due to an overall improved accounts receivable portfolio, was partially offset by increased equity earnings from UAP Timberland, a 50% owned unconsolidated subsidiary, as compared to fiscal 2005.

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

Interest Expense. Interest expense was $37.3 million in fiscal 2006, compared to $43.6 million in fiscal 2005, a decrease of $6.3 million. Interest expense includes interest on the 8 1/4% Senior Notes and the 10 3/4% Senior Discount Notes (collectively the “Senior Notes”), interest and fees on the revolving credit facility, amortization of initial revolving credit facility fees, and costs relating to the issuance of the 8 1/4% Senior Notes and the 10 3/4% Senior Discount Notes. $1.9 million of the $6.3 million decrease related to interest expense in fiscal 2005 was for payment on the final Acquisition settlement payment to ConAgra Foods. Also, fiscal 2005 included interest on $21.5 million of 8 1/4% Senior Notes redeemed in December 2004. Additional savings in fiscal 2006 relate to lower average daily revolving balances which were partially offset by higher interest rates compared to fiscal 2005.

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

Income Taxes. The effective income tax rate was 38.8% for fiscal 2006 compared with 35.2% for fiscal 2005. The lower tax rate in fiscal 2005 was due largely to dividends paid on shares of stock held in a rabbi trust which qualified as compensation expense for tax purposes. This was partially offset by non-deductible secondary offering costs associated with the Common Stock Offering. During fiscal 2006, the company’s estimated blended state tax rate net of federal tax benefit declined from 4.7% to 3.5% as a result of completing the reorganization announced during fiscal 2006.

Seasonality and Quarterly Fluctuations

Our business is highly seasonal. In general, sales and operating income are highest during the first and second fiscal quarters which represent peak months in the planting and growing seasons of crops in the United States and Canada. Sales are substantially lower during the third and fourth fiscal quarters when we may incur net losses. In fiscal 2007 and fiscal 2006, greater than 75% of our net sales and greater than 100% of our net income were generated in the first and second quarters of the year.

We typically have a build-up of product inventories and accounts payable during the fourth fiscal quarter in anticipation of the peak selling season. Because of our high accounts receivable balances and payments to suppliers for inventory sold during the first and second quarters, our peak borrowing usually occurs during the third quarter. Our peak accounts receivable collections and advances from customers typically occur in the third and fourth fiscal quarters following the harvest of our customers’ annual crops.

The following tables present certain quarterly data for fiscal 2007 and 2006. We have included income statement and balance sheet data as well as sales by product category for the most recent eight fiscal quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts. In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data. The following items which affected our quarterly results should be noted:

During the second fiscal quarter of 2007, we refinanced our existing revolving credit facility and entered into a new senior secured credit facility. During the same period we also completed tender offers and consent solicitations for the 10 3/4% Senior Discount Notes due 2012 issued by UAP Holding Corp. and the 8 1/4% Senior Notes due 2011 issued by United Agri Products, Inc. (collectively, the “Senior Notes”). As a result, the loss in net income during the second fiscal quarter of 2007 was impacted by a $30.0 million after-tax charge due to the refinancing.

Due to the seasonal nature of the agricultural inputs industry, the results of any one or more fiscal quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(dollars in thousands)	Fiscal Quarter 2007				Fiscal Quarter 2006
	First	Second	Third	Fourth	First	Second	Third	Fourth
Statement of Income Data
Net sales	$1,398,023	$767,792	$375,728	$312,565	$1,356,910	$757,459	$323,089	$290,331
Gross profit	185,649	108,346	40,621	49,844	169,171	109,853	50,542	60,513
Operating income (loss)	104,023	50,057	(9,946)	(2,193)	90,206	47,566	(3,755)	12,167
Net income (loss)	58,316	(4,298)	(13,151)	(7,413)	49,387	23,309	(9,348)	3,029

Net sales % of total fiscal year	49.0%	26.9%	13.2%	11.0%	49.7%	27.8%	11.8%	10.6%
Gross profit % of total fiscal year	48.3%	28.2%	10.6%	13.0%	43.4%	28.2%	13.0%	15.5%
Operating income % of total fiscal year	73.3%	35.3%	-7.0%	-1.5%	61.7%	32.5%	-2.6%	8.3%
Net income % of total fiscal year	174.3%	-12.8%	-39.3%	-22.2%	74.4%	35.1%	-14.1%	4.6%

Balance Sheet Data
Cash & cash equivalents	$29,800	$7,249	$35,405	$19,506	$15,779	$57,619	$13,977	$79,168
Total receivables, net	1,131,516	943,188	724,930	338,229	1,009,097	798,477	616,957	288,879
Product inventories, net	714,215	570,648	599,474	883,033	681,913	515,352	536,641	730,771
Vendor prepayments	9,833	13,725	12,950	64,700	33,360	18,958	22,056	69,841

Advances from customers	55,891	23,297	65,818	296,825	50,007	27,270	86,256	279,239
Trade payables	1,352,900	1,005,007	662,896	629,808	1,167,681	828,106	543,931	524,068
Short term debt	133,784	191,765	373,615	184,739	—	—	148,965	—
Long term debt	175,347	174,952	172,828	172,390	298,456	301,151	303,713	306,339
Net working capital	227,391	219,530	193,518	150,039	302,969	322,785	306,600	311,483

(dollars in thousands)	Fiscal Quarter 2007				Fiscal Quarter 2006
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net Sales by Product Category
Chemicals	$713,949	$566,813	$218,278	$152,400	$723,540	$570,455	$180,229	$159,638
Fertilizer	334,330	156,471	116,180	100,771	336,427	146,844	112,867	85,999
Seed	321,615	21,601	19,319	48,247	276,298	22,671	14,940	35,409
Other	28,129	22,907	21,950	11,148	20,645	17,489	15,053	9,285

Total	$1,398,023	$767,792	$375,727	$312,566	$1,356,910	$757,459	$323,089	$290,331

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

Our principal liquidity requirements are for working capital, consisting primarily of receivables, inventories, prepaid expenses, reduced by accounts payable and accrued expenses; capital expenditures; debt service; and dividends on our common stock. We will fund our liquidity needs, including dividend payments, with cash generated from operations and, to the extent necessary, through borrowings under our senior secured revolving credit facility. In addition, we expect to fund any growth capital expenditures with cash generated from operations, reductions in working capital, and incremental debt.

At February 25, 2007, we had $184.7 million outstanding under our senior secured revolving credit facility compared to no outstanding balance at February 26, 2006. This increase is due to our acquisition activity and the refinancing of our Senior Notes, in part with our senior secured revolving credit facility. The senior secured revolving credit facility is included in our financial statements as short-term debt.

We believe that our cash flows from operating activities and borrowing capabilities under our senior secured revolving credit facility will be sufficient to meet our liquidity requirements in the foreseeable future, including funding of capital expenditures, debt service payments, and our intended dividend payments on our common stock. If our cash flows from operating activities are insufficient to fund dividend payments at intended levels, we will need to reduce or eliminate dividends or, to the extent we are permitted to do so under our debt agreements, fund dividends with borrowings or from other sources. If we use working capital or permanent borrowings to fund dividends, we will have less cash available for future dividends and other purposes, which could negatively impact our financial condition, our results of operations, and our ability to maintain or expand our business. Additionally, our senior secured revolving credit facility will mature in 2011 and our new term loan facility will mature in 2012. If we are unable to refinance any such existing or future indebtedness prior to its stated maturity, we will be required to use cash to repay such indebtedness, and we may not have sufficient cash available to us at that time. Even if we have sufficient cash, such a repayment would sufficiently decrease the amount of cash, if any, that is available to pay dividends.

Historical Cash Flows

Our ongoing operations require availability of funds to service debt, fund working capital, and meet capital expenditure requirements. We currently finance and expect to continue to finance these activities through cash flows from operations and from amounts available under our revolving credit facility.

Cash flows provided by (used in) operating activities totaled $36.1 million in fiscal 2007, $62.1 million in fiscal 2006, and $(1.4) million in fiscal 2005. Fiscal 2007 operating cash flows were impacted by an increase in accounts receivable of $25.1 million and inventories of $96.0 million. These items were only partially offset by a $49.5 million increase in accounts payable, accrued liabilities, and non-current liabilities. Accounts receivable increased due to increased sales, specifically in the area of seed, an increase in customers with extended terms, as well as our acquisition activity. Inventory increased due to acquisition activity. Increased stocking levels of certain herbicide and insecticide chemical products caused by lower than expected sales also contributed to the inventory increase at year end. The increase in accounts payable is due to our acquisition activity and working capital initiatives. In addition, fiscal 2007 net cash flow provided by operations was driven by net income of $33.5 million, as well as premiums paid to tender our notes payable of $31.7 million and debt issue costs which were written off due to the refinancing of $16.0 million. These items were added back to cash flows from operations as they are financing uses of cash.

Fiscal 2006 net cash flows provided by operations were driven by net income of $66.4 million and a reduction of prepayments to suppliers of $79.2 million. Cash flow benefits in fiscal 2006 were partially offset by uses of cash primarily due to increases in inventory purchases and accounts receivable of $(36.5) million and $(53.1) million, respectively.

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

Cash flows used in investing activities totaled $97.8 million in fiscal 2007, $15.2 million for fiscal 2006, and $68.7 million for fiscal 2005. Cash used for business acquisitions was $82.1 million in fiscal 2007 compared to $1.4 million in fiscal 2006 and no such spending in fiscal 2005. Fiscal 2007 acquisition spending was primarily for the acquisitions of UAP Timberland, Terral, Boettcher Enterprises, and AGSCO. Additions to property, plant and equipment were $23.0 million in fiscal 2007, compared to $16.2 million in fiscal 2006, and $14.9 million in fiscal 2005. The majority of our spending relates to expansion, cost reduction, and infrastructure replacement projects. During fiscal 2007, we expanded our fertilizer operations, most notably with a new facility in Covington, Tennessee, and we purchased several locations that we previously leased. Proceeds from the sale of assets were $9.4 million during fiscal 2007, most notably from the sale of some of our retail locations in Western Canada.

Cash flows used in investing activities during fiscal 2006 related to acquisitions and business expansion projects totaling approximately $8.2 million, while the remaining spending was for infrastructure replacement, cost reduction, and computer hardware and software projects. Most notably, we completed the expansion of our Mississippi River fertilizer terminal in Quincy, Illinois in the second half of fiscal 2006.

In fiscal 2005, most of our cash flows used in investing activities were for transition projects to enable our separation from our former parent, ConAgra Foods, and for our subsystem replacement project, which we continued to roll out on a phased approach by geography and completed in fiscal 2006. The post-closing settlement to ConAgra Foods in June 2004 accounted for $58.2 million of the investing activity in fiscal 2005.

Cash flows from financing activities were $2.3 million in fiscal 2007, compared to cash used for financing of $17.1 million in fiscal 2006, and $54.8 million in fiscal 2005. Redeeming our Senior Notes and refinancing our revolving credit facility during fiscal 2007 used cash of $338.9 million. We replaced our Senior Notes with a new $175.0 million senior secured term loan facility and $183.0 million in additional borrowings from the new senior secured revolving credit facility. Other uses of cash during fiscal 2007 were $38.2 million of cash dividends paid on our common stock and $6.4 million of debt issue costs from the new senior secured credit facility. Other sources of cash included $14.2 million from checks not yet presented and $12.8 million of excess tax benefits from stock based compensation arrangements. We actively manage our cash balances which results in check float on zero balance accounts.

Cash flows used in financing activities in fiscal 2006 represent $22.7 million of cash dividends on our common stock, slightly offset by the change in our check float on zero balance accounts compared to fiscal 2006. We actively manage our cash balances which results in check float on zero balance accounts.

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

Credit Facility and Other Long-Term Debt. On June 1, 2006, our wholly owned subsidiary, United Agri Products, Inc. refinanced its existing revolving credit facility and entered into a new senior secured credit facility. The new senior secured credit facility provides for a new six-year $175 million asset backed term loan facility and a five-year senior secured asset backed revolving credit facility in an aggregate principal amount of $675 million, including $50 million for letters of credit. Availability of the senior secured revolving credit facility is subject to a borrowing base formula, which includes availability of an over-advance during certain periods. The new senior secured credit facility provides that interest rates are based on, at United Agri Products, Inc.’s option, (a) LIBOR plus the applicable margin (described below), or (b) the base rate, which will be the higher of (i) the rate publicly quoted by The Wall Street Journal as the “base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks” or (ii) the Federal Funds rate plus 0.50%, plus the applicable margin.

The applicable margin for the term facility is 2.00% for LIBOR advances and 0.75% for base rate advances. The applicable margin for the senior secured revolving facility is 1.25% for LIBOR advances and 0.00% for base rate advances. The senior secured revolving facility is secured by a first-priority lien on all accounts, inventory, general intangibles related to accounts and inventory, and all proceeds of the foregoing (“Current Asset Collateral”) of UAP Holding Corp. and its subsidiaries, and a second priority lien (subject to certain exclusions and exceptions) on other assets and proceeds of such other assets. The term loan facility is secured by a first-priority lien (subject to certain exclusions and exceptions) in all assets of UAP Holding Corp. and its subsidiaries, and all proceeds thereof other than the Current Asset Collateral, and a second-priority lien in the Current Asset Collateral.

At February 25, 2007, there was $473.3 million of total borrowing capacity under the senior secured revolving credit facility and United Agri Products had aggregate borrowing availability thereunder of $273.2 million (after giving effect to $184.7 million of senior secured revolving loans outstanding and $15.4 million of letters of credit outstanding under the senior secured credit facility).

At February 25, 2007, we believe that the permitted distributions available to pay dividends under the restricted payment covenant in our senior secured revolving credit facility were approximately $49.7 million before giving effect to the March 1, 2007, dividend payment of $9.6 million, and before the declared June 1, 2007 dividend payment estimated to be $11.6 million.

Due to the seasonal nature of our business, the amount of borrowings outstanding under the senior secured revolving credit facility varies significantly throughout our fiscal year. During the fifty-two weeks ended February 25, 2007, short-term borrowings reached a daily peak of $569.2 million on September 25, 2006, while period end cash on hand reached a peak of $60.5 million on March 26, 2006. Our average period end borrowings (net of cash on hand) for fiscal 2007 were approximately $267.1 million.

At February 25, 2007, we were in compliance with all covenants under our senior secured credit facility.

At February 25, 2007, there were $15 thousand of 8 1/4% Senior Notes outstanding. We anticipate redeeming these 8 1/4% Senior Notes during fiscal 2008, pursuant to the terms of the indenture governing such notes.

Obligations and Commitments

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts). We enter into unconditional purchase obligation arrangements in the normal course of business to ensure that adequate levels of sourced product are available to us. The following is a summary of our contractual obligations as of February 25, 2007:

Contractual Obligations:	Payments Due in Fiscal Year Ending February					2012	2013 and beyond
	Total	2008	2009	2010	2011
	(dollars in thousands)
Short-term borrowings under revolving credit facility	$182,989	$182,989	$—	$—	$—	$—	$—
Long-term debt (including short term portion)	174,140	1,750	1,750	1,750	1,750	1,765	165,375
Interest payments on long term debt	64,995	13,117	12,598	12,679	12,267	11,093	3,241
Operating lease obligations	38,633	9,898	8,899	6,917	4,153	2,707	6,059
Other long-term obligations	6,457	1,991	1,633	1,038	738	687	370
Unconditional purchase obligations	5,762	2,562	800	800	800	800	—
Capital lease obligations	472	60	60	60	292	—	—

Total	$473,448	$212,367	$25,740	$23,244	$20,000	$17,052	$175,045

We have excluded from the above table potential lease and other potential contract obligations over the next five years of approximately $64.5 million because the relevant contracts are cancelable within one year.

The most significant changes to our obligations and commitments since 2006 fiscal year-end are the reduction in our long-term debt of $154.4 million and the elimination of the corresponding interest payments of $96.5 million. This was partially offset by a $183 million increase in our short-term borrowings.

Our $675.0 million senior secured revolving credit facility has a five-year term and will mature in 2011.

At February 25, 2007, we had $15.4 million of un-drawn letters of credit.

In addition to the initial consideration, for our acquisitions, certain acquisition agreements contain performance based earn-out clauses. These contingent earn-outs currently amount to maximum annual payments of $3.7 million and aggregate maximum payments of $4.8 million. Any contingent earn-out payment made would be accounted for as additional purchase price and would likely increase goodwill. At February 25, 2007, none of the performance targets necessary to pay the performance based earn-outs had been met and accordingly, no liabilities had been accrued and no payments had been made.

Capital Expenditures

Capital expenditures were $23.0 million for fiscal 2007, compared to $16.2 in fiscal 2006, and $14.9 million in fiscal 2005. During fiscal 2007, we completed various projects related to the expansion of our business totaling approximately $7.8 million, while the remaining spending was for cost reduction, infrastructure replacement, and computer hardware and software projects. The expansion of a fertilizer blending facility in Covington, Tennessee was the largest expansion project. Our cost reduction spending primarily consisted of the purchase of locations that we previously leased. During fiscal 2006, we completed the expansion of our Mississippi River fertilizer terminal in Quincy, Illinois. Comparatively in fiscal 2005, most of our large capital expenditures were for transition projects to enable our separation from our former parent, ConAgra Foods, and for our subsystem replacement project, which we continued to roll out on a phased approach by geography and completed in fiscal 2006. We expect we will finance all capital expenditures with cash generated from operations, reductions in working capital, or incremental debt.

Holding Company

As a holding company, our investments in our operating subsidiaries, including United Agri Products, constitute substantially all of our operating assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. Our principal source of the cash required to pay our and our subsidiaries’ obligations is the cash that our subsidiaries generate from their operations and our borrowings under the senior secured revolving credit facility. Our subsidiaries are separate and distinct legal entities and have no obligations to make funds available to us. The terms of the agreements governing our existing indebtedness generally restrict our subsidiaries from paying dividends, making loans or other distributions, and otherwise transferring assets to us. Furthermore, our subsidiaries are permitted under the terms of the senior secured credit facility to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends, or the making of loans by such subsidiaries to us. We cannot assure you that the agreements governing our current and future indebtedness will permit our subsidiaries to provide us with sufficient dividends, distributions, or loans to fund scheduled interest and principal payments on our indebtedness when due. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Dividend Policy

See the table in Item 5. “Dividend History,” which outlines our dividend history.

We intend to pay quarterly cash dividends on our common stock in fiscal 2008 at an annual rate of $0.90 per share.

On April 25, 2007, our board of directors declared a quarterly dividend on our common stock in the amount of $0.225 per share of common stock. The record date for the dividend payment is May 15, 2007, and the payment date will be June 1, 2007.

There are no assurances that we will declare or pay any cash dividends in the future. The declaration and payment of future dividends to holders of our common stock is at the discretion of our board of directors and depends upon many factors including our financial condition, earnings, legal requirements, restrictions in our debt agreements, and other factors our board of directors deems relevant. The terms of our senior secured credit facility may also restrict us from paying cash dividends on our common stock under some circumstances. At February 25, 2007, approximately $49.7 million of permitted distributions were available to pay dividends under our restricted payment covenant in our senior secured credit facility before giving effect to the March 1, 2007 dividend payment of $9.6 million and before the declared June 1, 2007 dividend payment estimated to be $11.6 million.

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

Trading Activities

Derivative Instruments. In July 2006, in compliance with the terms of our new senior secured credit facility, we entered into two interest rate swaps to manage exposure to changes in cash flows related to changes in the variable interest rate on a portion of our long term debt. Under the terms of the swaps, we will pay a designated fixed rate and receive a variable rate which is based on LIBOR. The rate received is expected to offset the variable rate to be paid on the long term debt which is also based on LIBOR.

The derivative transactions are designated as cash flow hedges. Since the critical terms of the cash flow hedge match the critical terms of the hedged item, using the critical terms test under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” we have concluded that there is no hedge ineffectiveness as changes in cash flows attributable to the risk being hedged are expected to be offset completely by the changes in the hedging relationship. During the second quarter of fiscal 2007, the critical terms of the hedge and the hedged items did not change and there has been no adverse change in the risk of default by counterparties to the swap since inception. As such, no gain or loss has been recognized due to hedge ineffectiveness.

At February 25, 2007, we had two outstanding interest rate swaps with a total notional value of $165 million. These are amortizing swaps and their notional values will decline to $90 million prior to expiration in July 2011. The fair value of the interest rate swaps at February 25, 2007, was ($2.6) million and is classified as “Other non-current liabilities” on the balance sheet. The mark-to-market loss, net of taxes, deferred in other comprehensive income at February 25, 2007, is $1.6 million.

Critical Accounting Policies and Estimates

The process of preparing our consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP), requires management to make estimates, judgments, and assumptions that affect the amounts reported and the accompanying note disclosures. The estimates made by management are based on historical experience combined with management’s understanding of current facts and circumstances. Management identifies critical accounting estimates as:

•	those that require the use of assumptions about matters that are inherently and highly uncertain at the time the estimates are made; and

•

those for which changes in the estimates, judgments, or assumptions, or the use of different estimates, judgments, and assumptions, could have a material impact on our consolidated results of operations or financial condition.

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

Inventory Valuation and Reserves. Inventory consists primarily of chemical, fertilizer, and seed products purchased from our suppliers for resale to our customers. We record inventory at the lower of cost or market. We maintain a perpetual inventory system, which we reconcile to physical counts at each location periodically.

Our inventory reserves are comprised of a reserve for vendor rebates, vendor prepay discounts, and a reserve for slow-moving or obsolete inventory.

Our vendor rebate reserve relates to our vendor rebates receivable, see “Vendor Rebate Receivables” below. We account for rebates and prepay discounts as a reduction of the prices of the suppliers’ products and therefore as a reserve against inventory until we sell the product, at which time such rebates and prepay discounts reduce cost of goods sold in our statement of earnings and the reserve against inventory is equally reduced. At February 25, 2007, and February 26, 2006, we had $13.8 million and $25.0 million, respectively, of reserves against inventory related to rebates and prepay discounts paid on purchased inventory which had not yet been sold and therefore unearned.

Each fiscal quarter, we analyze our company-wide inventory against historical sales of inventory products to determine whether individual items are obsolete or slow-moving. A reserve is then established based on this analysis. The reserve is intended to reflect the value of inventory that we may not be able to sell at a profit. As of February 25, 2007, and February 26, 2006, we had $7.1 million, and $5.4 million, respectively, of reserves against inventory related to slow-moving and obsolete inventory items.

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

Our reserve for slow-moving and obsolete inventory requires significant management judgment and may periodically require adjustment as changes in the above factors occur.

Vendor Rebate Receivables. We receive vendor rebates from many of our suppliers, primarily chemical and seed suppliers. These rebates are usually covered by binding agreements and published programs but can also be open-ended, subject to future definition or revision. Rebates earned are generally based on achieving targeted sales, purchase or volume tiers, or on achieving targeted sales growth or market share growth rates.

Rebates typically cover performance during the crop year, which is based on the planting, growing, and harvesting cycles and differs from our fiscal year. The crop year for fiscal 2007 began as early as September 2005 and ended as late as December 31, 2006, depending on the supplier. Because of the timing of the crop year relative to our fiscal year and because our vendor programs are not multi-year programs, the rebate income earned and recognizable for the crop year ended during the current fiscal year has generally been collected by the end of the fiscal year. The programs that start late in one fiscal year and conclude in the subsequent fiscal year typically will not result in significant income in the fiscal year in which they begin because sales activity during the end of our fiscal year, the winter season, is significantly reduced. Therefore, the impact of estimates on fiscal year end results is typically very minor. However, significant estimates are required on a quarterly basis.

Rebates that are probable and reasonably estimable are accrued at expected rates based on total estimated crop year performance. Rebates that are not probable or estimable are accrued when certain milestones are achieved. Rebates not covered by binding agreements or published vendor programs are accrued when conclusive documentation of right of receipt is obtained.

These rebates are accrued as part of our inventory and cost of goods sold. Rebates based on the amount of materials purchased reduce cost of goods sold as inventory is sold. Rebates that are based on sales volume are offset to cost of goods sold when we estimate they have been earned based on our anticipated sales volume of related products.

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

As part of the Acquisition, we and ConAgra Foods entered into a buyer transition services agreement pursuant to which ConAgra Foods would provide certain information technology and other administrative services to us for a period of one year. As consideration for these services, we paid ConAgra Foods a non-accountable charge of $7.5 million, $1.9 million of which was recognized in fiscal 2004 and the balance in fiscal 2005. During fiscal 2005, additional services were provided on a fee for usage basis of $2.8 million for services during the transition and are accounted for in selling, general and administrative expenses. The buyer transition services agreement expired on November 23, 2004, in accordance with its terms.

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

Under the terms of a management consulting agreement (the “Management Agreement”) dated as of November 21, 2003, between United Agri Products, Inc. and Apollo Management V, LLC (“Apollo”), United Agri Products, Inc. retained Apollo to provide certain management consulting and financial advisory services, for which United Agri Products, Inc. paid Apollo an annual management fee of $1.0 million, paid quarterly in fiscal 2005. In connection with the Common Stock Offering, the Management Agreement was terminated and United Agri Products, Inc. paid Apollo a $3.5 million transaction fee on November 29, 2004.

As of November 21, 2003, certain funds associated with Apollo Management V, L.P. (“Apollo”) owned approximately 95% of UAP Holding Corp.’s outstanding common stock. Following the consummation of the Common Stock Offering on November 29, 2004, Apollo owned approximately 34% of UAP Holding Corp.’s outstanding common stock.

On March 9, 2006, Apollo and current and former employees, including certain members of our management sold 9,322,858 of UAP Holding Corp.’s common stock in a secondary offering pursuant to a shelf registration statement. The sale, from which the Company received no proceeds, represented approximately 18.5% of the current shares outstanding. Immediately following this sale, Apollo beneficially owned approximately 17% of UAP Holding Corp.’s outstanding common stock and our management team’s beneficial ownership of UAP Holding Corp., including vested options, decreased to approximately 6%.

On November 2, 2006, Apollo and current and former employees, including certain members of our management sold an additional 9,322,857 of UAP Holding Corp.’s common stock in a secondary offering pursuant to a shelf registration statement. The sale, from which the Company received no proceeds, represented approximately 18.3% of the current shares outstanding. Pursuant to the terms of the registration rights agreement between UAP Holding Corp. and Apollo, UAP Holding Corp. paid all fees and expenses related to the offering. Immediately, following this sale, Apollo no longer beneficially owned any of the outstanding common stock of UAP Holding Corp. and our management team’s beneficial ownership of UAP Holding Corp. including vested options, decreased to approximately 4.4%.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Market risks affecting our business are exposure to changes in energy prices, fertilizer product prices, interest rates, and foreign currency exchange rates.

Changes in energy prices have a direct impact on our fuel costs. The fifty-two week national average per gallon price of diesel fuel increased from approximately $2.48 to $2.70 and the fifty-two week national average price of gasoline increased from approximately $2.31 to $2.52 at February 25, 2007, and February 26, 2006, respectively. These price increases impact our supply chain and selling expenses. Based on our usage mix of these two fuels, we estimate that on average we have experienced over a 9% price increase in fuel costs year over year. Combined with a small percentage increase in gallons used during fiscal 2007, our expenses related to fuel increased $2.1 million compared to the prior year. Based on our historic usage, a $0.13 increase in the annual average per gallon price of fuel would increase our fuel expense by $1.0 million. Higher fuel prices also affect our customers such that higher expenses for fuel may reduce the cash or credit available to our customers with which they purchase other inputs or services from us.

Our on-hand inventory of fertilizer products has price risk related to changes in energy prices and fertilizer global supply and demand patterns. Our total fertilizer inventories on hand were approximately $142.9 million and $140.4 million at February 25, 2007, and February 26, 2006, respectively. Of our total fertilizer inventory, approximately $74.2 million and $77.0 million at February 25, 2007, and February 26, 2006, respectively, were considered by the fertilizer industry to be nitrogen based and therefore more sensitive to changes in the price of natural gas. Natural gas is the key ingredient in the manufacture of nitrogen based fertilizer products. While a direct relationship cannot be established due to alternative sources of fertilizer products, such as imports, or substitute products, price risk does exist.

Our average daily borrowings under the senior secured revolving credit facility (net of cash on hand) for fiscal 2007 were approximately $267.1 million. The senior secured revolving credit facility is affected by changes in interest rates. Based upon the amount of our average daily borrowings (net of cash on hand) for fiscal 2007, a one percentage point change in the assumed weighted average interest rate on such credit facility would change our annual interest expense by $2.7 million.

Our foreign currency risk is limited primarily to the exchange rate differential in the Canadian and U.S. dollar. The exchange rate was 0.8626 and 0.8711 at February 25, 2007, and February 26, 2006, respectively. The exchange rate varied between 0.8420 and 0.9148 during fiscal 2007. A 1% change in the exchange rate would have approximately a $0.1 million impact on the balance sheet value.

Item 8.	Financial Statements and Supplementary Data.

UAP HOLDING CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

UAP Holding Corp.

Greeley, Colorado

We have audited the accompanying consolidated balance sheets of UAP Holding Corp. and subsidiaries (the “Company”) as of February 25, 2007 and February 26, 2006, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended February 25, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UAP Holding Corp. and subsidiaries as of February 25, 2007 and February 26, 2006, and the results of their operations and their cash flows for each of the three years in the period ended February 25, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 25, 2007, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 24, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Denver, Colorado

April 24, 2007

UAP HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands except share and per share amounts)

	February 25, 2007	February 26, 2006
ASSETS
Current assets:
Cash and cash equivalents	$19,506	$79,168
Receivables, less allowance for doubtful accounts of $15,735 and $12,770	338,229	288,879
Inventories	883,033	730,771
Deferred income taxes	28,046	21,168
Vendor prepay	64,700	69,841
Other current assets	8,547	16,123

Total current assets	1,342,061	1,205,950
Property, plant and equipment	145,455	114,991
Less accumulated depreciation	(35,234)	(24,676)

Property, plant and equipment, net	110,221	90,315
Goodwill	45,138	27,167
Intangible assets, net	50,076	26,121
Deferred income taxes	4,448	9,951
Debt issue costs, net	5,445	17,155
Investment in unconsolidated affiliates	121	4,166
Other assets	1,676	1,085

Total assets	$1,559,186	$1,381,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$184,739	$—
Accounts payable	926,632	819,071
Other accrued liabilities	78,451	73,962
Deferred income taxes	2,200	1,433

Total current liabilities	1,192,022	894,466
Long-term debt	172,390	306,339
Other non-current liabilities	6,567	1,890
Deferred income taxes	17,953	19,476
Commitments and contingencies (note 13)
Stockholders’ equity:
Common stock, $.001 par value, 90,000,000 shares authorized, 51,194,620 and 50,814,430 issued and outstanding, respectively	51	51
Management stock—rabbi trust	—	3,956
Additional paid-in capital	138,569	117,392
Retained earnings	27,801	32,606
Accumulated other comprehensive income	3,833	5,734

Stockholders’ equity	170,254	159,739

Total liabilities and stockholders’ equity	$1,559,186	$1,381,910

The accompanying notes are an integral part of the financial statements.

UAP HOLDING CORP.

CONSOLIDATED STATEMENTS OF EARNINGS

(dollars in thousands except share and earnings per share amounts)

	Fiscal Year Ended February 25, 2007	Fiscal Year Ended February 26, 2006	Fiscal Year Ended February 27, 2005
Net sales	$2,854,108	$2,727,789	$2,506,730
Costs and expenses:
Cost of goods sold	2,469,648	2,337,710	2,172,496

Gross profit	384,460	390,079	334,234
Selling, general and administrative expenses	270,958	273,023	255,983
(Gain) loss on sale of assets	211	(1,307)	(1,110)
Restructuring costs	419	1,606	903
Royalties, service charges and other (income) and expenses	(29,069)	(29,427)	(26,652)

Operating income	141,941	146,184	105,110
Interest expense	37,768	37,340	43,601
Finance related and other charges	48,270	330	17,062

Income before income taxes	55,903	108,514	44,447
Income tax expense	22,449	42,137	15,635

Net income	$33,454	$66,377	$28,812

Earnings per share:
Basic	$0.66	$1.31	$0.60
Diluted	$0.64	$1.27	$0.58
Cash dividends declared per share of common stock	$0.75	$0.6375	$0.00
Weighted average shares outstanding:
Basic	50,972,368	50,494,690	48,041,306
Diluted	52,469,497	52,252,512	49,734,144

The accompanying notes are an integral part of the financial statements.

UAP HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Fiscal Year Ended February 25, 2007	Fiscal Year Ended February 26, 2006	Fiscal Year Ended February 27, 2005
Operations
Net Income	$33,454	$66,377	$28,812
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	11,711	11,043	12,553
Amortization of intangibles	3,033	1,367	1,749
Amortization of debt issuance costs	2,002	4,400	5,424
Write-off of debt issuance costs	15,957	—	—
Premium paid to tender notes payable	31,714	—	—
Accretion of discount on notes	—	10,391	8,878
(Gain) loss on sales of fixed assets	211	(1,307)	(1,110)
Equity in (earnings) loss of unconsolidated affiliates	492	(95)	(113)
Stock compensation expense	3,586	792	—

Deferred taxes	(1,193)	(2,207)	1,490
Change in operating assets and liabilities:
Receivables	(25,149)	(53,070)	(63,519)
Inventories	(96,029)	(36,473)	(54,612)
Vendor prepay	6,428	79,169	(91,061)
Other current and noncurrent assets	340	382	14,086
Accounts payable, accrued liabilities and noncurrent liabilities	49,521	(18,692)	136,005

Net cash provided by (used for) operations	36,078	62,077	(1,418)
Investing
Acquisition payment to ConAgra Foods, Inc.	—	—	(58,236)
Additions to property, plant and equipment	(23,026)	(16,246)	(14,934)
Addition of other long-lived assets	(2,076)	—	—
Proceeds from sales of assets	9,402	2,354	4,489
Acquisition of businesses, net of cash acquired	(82,125)	(1,350)	—

Net cash used for investing	(97,825)	(15,242)	(68,681)
Financing
Checks not yet presented	14,160	5,999	—
Net borrowings (payments) on revolving line of credit	182,989	(55)	55
Debt issuance costs	(6,374)	(1,297)	(2,015)
Long-term debt issued,	175,000	—	—
Long-term debt redemption and payments	(338,913)	—	(21,500)
Excess income tax benefits from stock based compensation arrangements	12,791	—	—
Series A preferred stock redemption	—	—	(34,620)
Proceeds from sales of common stock offering, net of costs	—	—	43,144
Proceeds from common stock options exercised	844	1,009	150
Dividends paid	(38,188)	(22,708)	(40,000)

Net cash provided by (used for) financing	2,309	(17,052)	(54,786)

Net effect of exchange rates on cash and cash equivalents	(224)	1,181	442

Net change in cash and cash equivalents	(59,662)	30,964	(124,443)
Cash and cash equivalents at beginning of period	79,168	48,204	172,647

Cash and cash equivalents at end of period	$19,506	$79,168	$48,204

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$36,904	$24,825	$31,837
Cash paid for prior years’ accreted discount on notes payable	$20,968	$—	$—
Cash paid during the year for income taxes	$12,918	$41,178	$18,670
Dividends declared but not yet paid	$9,599	$9,528	$—

The accompanying notes are an integral part of the financial statements.

UAP HOLDING CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

	Class A Common Stock	Additional Paid in Capital	Rabbi Trust	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Fiscal Year Ended February 27, 2005
Balance at February 22, 2004	$47	$61,543	$5,550	$9,653	$(5)	$76,788
Stock issued to management-rabbi trust	—	—	885	—	—	885
Dividend to stockholders	—	—	—	(40,000)	—	(40,000)
Exercise of stock options	—	150	—	—	—	150
Stock and stock options income tax benefits	—	3,413	—	—	—	3,413
Common stock offering, net of offering expenses of $3,793	3	43,141	—	—	—	43,144
Rabbi trust distribution	—	1,616	(1,616)	—	—	—
Comprehensive income
Net Income	—	—	—	28,812	—	28,812
Foreign currency translation adjustment	—	—	—	—	3,295	3,295

Total comprehensive income	—	—	—	28,812	3,295	32,107

Balance at February 27, 2005	$50	$109,863	$4,819	$(1,535)	$3,290	$116,487

Fiscal Year Ended February 26, 2006
Balance at February 27, 2005	$50	$109,863	$4,819	$(1,535)	$3,290	$116,487
Dividend to stockholders	—	—	—	(32,236)	—	(32,236)
Exercise of stock options	1	1,008	—	—	—	1,009
Stock and stock options income tax benefits	—	4,866	—	—	—	4,866
Rabbi trust distribution	—	863	(863)	—	—	—
Restricted stock unit vesting	—	792	—	—	—	792
Comprehensive income
Net Income	—	—	—	66,377	—	66,377
Foreign currency translation adjustment	—	—	—	—	2,444	2,444

Total comprehensive income	—	—	—	66,377	2,444	68,821

Balance at February 26, 2006	$51	$117,392	$3,956	$32,606	$5,734	$159,739

Fiscal Year Ended February 25, 2007
Balance at February 26, 2006	$51	$117,392	$3,956	$32,606	$5,734	$159,739
Dividend to stockholders	—	—	—	(38,259)	—	(38,259)
Stock compensation – stock options and restricted stock units net of holdback for taxes on restricted stock units vested and issued	—	780	—	—	—	780
Stock and stock options income tax benefits	—	12,791	—	—	—	12,791
Rabbi trust distribution	—	3,956	(3,956)	—	—	—
Restricted stock unit vesting	—	3,650	—	—	—	3,650
Comprehensive income
Net Income	—	—	—	33,454	—	33,454
Cash flow hedges	—	—	—	—	(1,596)	(1,596)
Foreign currency translation adjustment	—	—	—	—	(305)	(305)

Total comprehensive income	—	—	—	33,454	(1,901)	31,553

Balance at February 25, 2007	$51	$138,569	$—	$27,801	$3,833	$170,254

The accompanying notes are an integral part of the financial statements.

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS

Fiscal Year Ended February 25, 2007, Fiscal Year Ended February 26, 2006,

and Fiscal Year Ended February 27, 2005

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

1.    Description of the Business and Summary of Significant Accounting Policies

Business. UAP Holding Corp. is the largest independent distributor of agricultural and professional non-crop inputs in the United States and Canada. We market a comprehensive line of products including chemicals, fertilizer, and seed to farmers, commercial growers, and regional dealers. We have approximately 370 distribution, storage, and sales locations. We also have three formulation facilities where we blend products primarily for sale by our distribution facilities.

The predecessor of UAP Holding Corp. was initially formed by ConAgra Foods, Inc. (“ConAgra”) through a series of acquisitions, beginning in May 1978. On November 24, 2003, Apollo Management V, L.P. (“Apollo”), ConAgra, and UAP Holding Corp. acquired ConAgra Foods’ United States and Canadian Agricultural Products Businesses, excluding its wholesale fertilizer and other international crop distribution businesses, which we refer to as the “Acquisition.”

On November 29, 2004, we consummated the initial public offering of our common stock, (the “Common Stock Offering”) which is traded under the symbol “UAPH” on the NASDAQ National Market.

Principles of Consolidation. The consolidated financial statements include our accounts and the accounts of all our wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated. Investments in and the operating results of 50%-or-less owned entities over which we do not have the ability to exercise significant control are accounted for using the equity method.

Fiscal Year. Our fiscal year operates on a 52- or 53-week period ending on the last Sunday in February. Our fiscal years 2007 and 2006 contained 52 weeks while our fiscal year 2005 contained 53 weeks.

Seasonality. Our and our customers’ businesses are seasonal, based upon the planting, growing, and harvesting cycles. During fiscal years 2005 through 2007, more than 75% of our net sales occurred during the first and second fiscal quarters of each year because of the condensed nature of the planting season. As a result of the seasonality of sales, we experience significant fluctuations in our revenues, income, and net working capital levels. In addition, weather conditions and changes in the mix of crops planted can cause quarterly results to vary.

Since our suppliers typically operate on a crop year, which is a different year than our fiscal year, our rebate agreements with our suppliers are estimated throughout the year. Changes in estimates can impact our margin percentages by quarter.

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

Receivables and Allowance for Doubtful Accounts. Our receivables include receivables from customers, less allowances for doubtful accounts, vendor rebates receivable, and miscellaneous receivables. As of February 25, 2007, and February 26, 2006, the net receivables from customers were $273.4 million and $228.4 million, respectively; vendor rebates receivable were $47.4 and $44.2 million, respectively; and miscellaneous receivables were $17.4 million and $16.3 million, respectively.

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

While we have a large customer base that is geographically dispersed, a decrease in crop yields and/or commodity prices in the markets in which we operate may result in higher than expected uncollectible accounts, and, therefore, we may need to revise estimates for bad debts. To the extent that our historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, the allowance for doubtful accounts could differ significantly, resulting in either higher or lower future provisions (or credits) for doubtful accounts. At February 25, 2007, and February 26, 2006, the allowance for doubtful accounts totaled $15.7 and $12.8 million, respectively.

Vendor Rebate Receivables. We receive vendor rebates from many of our suppliers, primarily chemical and seed suppliers. These rebates are usually covered by binding agreements and published programs but can also be open-ended, subject to future definition or revision. Rebates earned are generally based on achieving targeted sales, purchase, or volume tiers or on achieving targeted sales growth or market share growth rates.

Rebates typically cover performance during the crop year, which is based on the planting, growing, and harvesting cycles and differs from our fiscal year. The crop year for fiscal year 2007 began as early as September 2005 and ended as late as December 31, 2006, depending on the supplier. Because of the timing of the crop year relative to our fiscal year and because our vendor programs are typically not multi-year programs, the rebate income earned and recognizable for the crop year ended during the current fiscal year has largely been received by our fiscal year end and the related rebate income recognized. The programs that start late in one fiscal year and conclude in the subsequent fiscal year typically will not result in significant income in the fiscal year that they begin because sales activity during that period, the winter season, is significantly reduced.

Rebates that are probable and reasonably estimable are accrued at expected rates based on total estimated crop year performance. Rebates that are not probable or estimable are accrued when certain milestones are achieved. Rebates not covered by binding agreements or published vendor programs are accrued when conclusive documentation of right of receipt is obtained.

Rebates based on the amount of materials purchased reduce cost of goods sold as inventory is sold. Rebates that are based on sales volume are offset to cost of goods sold when we estimate they have been earned based on our anticipated sales volume of related products.

Inventory and Inventory Reserves. Inventory consists primarily of chemicals, fertilizer, and seed products purchased from our suppliers, or produced by one of our three facilities, for resale to our customers. We record inventory at the lower of cost or market. We maintain a perpetual inventory system, which we reconcile to physical counts at each location periodically.

Each fiscal quarter, we analyze our inventory against historical sales of inventory products to determine which SKU items may be obsolete or slow-moving. A reserve is then established based on this analysis. The reserve is intended to reflect the net realizable value of inventory that we may not be able to sell at a profit based on its original cost. Our reserves for slow-moving and obsolete inventory items were $7.1 million, and $5.4 million, as of February 25, 2007, and February 26, 2006, respectively.

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

Our reserve for slow-moving and obsolete inventory requires significant management judgment and may periodically require adjustment as changes in the above factors occur.

Our vendor rebate reserve relates to our vendor rebates receivable (see “Vendor Rebate Receivables” above). We account for rebates and prepay discounts as a reduction of the prices of the suppliers’ products and therefore as a reserve against inventory until we sell the product, at which time such rebates and prepay discounts reduce cost of goods sold in our statement of earnings and the reserve against inventory is equally reduced. As of February 25, 2007, and February 26, 2006, we had $13.8 million and $25.0 million, respectively, of reserves against inventory related to rebates and prepay discounts paid on purchases which had not yet been sold and therefore were unearned.

Prepayments to Vendors. Prepayments to vendors consist of payments for inventory that has not yet been received. We are able to obtain discounts by prepaying for product and receiving it later, when needed. When the inventory is received, it is valued at cost, which is net of the applicable discount.

Other Current Assets. Other current assets of $8.5 million as of February 25, 2007, consist primarily of $6.8 million of prepaid expenses. Other current assets as of February 26, 2006, consist of $8.0 million of prepaid expenses and $8.1 million of assets held for sale. The assets held for sale relate to a portion of Canadian retail operations sold during the first quarter of fiscal year 2007 – of which $4.8 million was for inventory and $3.3 million was for property, plant and equipment. No depreciation is recognized on assets held for sale. These assets are reviewed for impairment as part of our long-lived asset impairment review.

Property and Equipment. Property and equipment are recorded at cost and depreciated based on the following estimated useful lives of the assets:

Land improvements	15 years
Buildings	15 - 40 years
Machinery and equipment	5 - 10 years
Furniture, fixtures, office equipment, and other	3 - 7 years

Maintenance and repair costs are charged to expense as incurred. Renewals and improvements that extend the useful lives of assets are capitalized. Gains or losses are recognized upon disposition. Depreciation of property and equipment totaled $11.7 million, $11.0 million, and $12.6 million in fiscal 2007, 2006, and 2005, respectively.

Impairment of Long-Lived Assets Other than Goodwill. We periodically evaluate the recoverability of the carrying amount of long-lived assets to be held and used, other than goodwill and purchased intangible assets with indefinite useful lives, whenever events or changes in circumstances indicate the carrying amounts of such assets may not be fully recoverable. We evaluate events or changes in circumstances based on a number of factors including operating results, business plans and forecasts, general industry trends and economic projections, and anticipated cash flows. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. In that event, an impairment charge is recognized to the extent the carrying value of the asset exceeds its fair value. No impairment charges were recognized for fiscal 2007 and 2005. We recognized an impairment charge of $0.1 million for fiscal 2006 related to property held for sale.

Goodwill. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with the business acquisitions plus costs of acquisition. Goodwill is not amortized. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we test goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. We completed our annual goodwill impairment test as of November 26, 2006, and determined that there was no impairment as of that date. We may be subject to earnings volatility if goodwill impairment occurs at a future date. At February 25, 2007, and February 26, 2006, goodwill totaled $45.1 million and $27.2 million, respectively. During 2007, goodwill increased by $18.0 million as a result of our business acquisitions.

Intangible Assets, Net. Intangible assets consist primarily of assets acquired in our recent acquisitions and are recorded at their respective fair market values in accordance with SFAS No. 141, “Business Combinations.” Our intangible assets consist of finite- and indefinite-lived assets. Finite-lived intangible assets are tested for impairment as noted above under “Impairment of Long-Lived Assets Other than Goodwill” and are amortized based on their estimated useful lives as follows:

EPA registrations	10 years
Customer relationships	10 years
Non-compete agreements	3-6 years
Other	5-10 years

Indefinite-lived assets are not amortized but tested for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

No impairment of intangible assets was recognized in fiscal 2007, 2006, or 2005.

Debt Issuance Costs. Our debt issuance costs net of amortization were $5.4 million and $17.2 million at the end of fiscal 2007, and 2006, respectively. During fiscal 2007, we wrote off approximately $16.1 million of debt issuance costs related to our previous financing arrangement. Our debt issuance costs at the end of fiscal 2007 consist of costs related to replacing our credit facility and establishing a new senior secured credit facility. Our debt issuance costs at the end of fiscal 2006 consisted of costs associated with United Agri Products’ revolving credit facility, United Agri Products’ 8 1/4% Senior Notes due 2011 (the “8 1/4% Senior Notes”), and our 10 3/4% Senior Discount Notes due 2012 (the “10 3/4% Senior Discount Notes”). Deferred debt issue costs are being amortized on a straight-line basis, which approximates the effective interest method, over the terms of the debt, to which the costs relate. The related amortization is recognized as interest expense and other amortization expense.

Investments in Unconsolidated Affiliates. At February 25, 2007, our investment in unconsolidated affiliates consists of a less than 50% ownership in two limited liability companies and is accounted for using the equity method of accounting. Our proportionate share of income resulting from this investment is included in our operating income under “Royalties, service charges and other income and expenses.”

At February 26, 2006, our investment in unconsolidated affiliates consisted of a 50% ownership in a joint venture which is accounted for using the equity method of accounting. Our proportionate share of income resulting from this investment is included in our operating income under “Royalties, service charges and other income and expenses.” The purchase of the non-owned balance of this joint venture in March 2006 resulted in this affiliate’s financial statements being consolidated with those of UAP Holding Corp. in fiscal 2007.

Our investment in unconsolidated affiliates was $0.1 million at February 25, 2007, and $4.2 million at February 26, 2006. Our share of the equity in unconsolidated affiliate earnings was $(0.5) million in fiscal year 2007, $2.6 million in fiscal year 2006, and $1.5 million in fiscal year 2005.

Products sold between us and our unconsolidated affiliates are sold at cost in order to eliminate any profit on these transactions. Total related net sales were $0.0 million, $3.7 million, and $4.7 million in fiscal years 2007, 2006, and 2005, respectively.

Accounts Payable. Accounts payable includes payables to our vendors for goods we have received. At the end of the crop season, some of our vendors agree to repurchase our inventory that is currently on hand and allow us to repurchase such inventory under new terms. When customers give us advances, in exchange for a future discount, or agreed-to-pricing, it is included in accounts payables.

Other Current Accrued Liabilities. Other accrued liabilities include liabilities for expenses, claims incurred but not yet billed, and self-insurance and environmental reserves as set forth below. It also includes “Checks not yet presented,” which represents bank accounts with negative balances due to outstanding checks not yet presented to the bank. We may also provide additional discounts and cash payments to customers that meet certain target programs, which are accrued in this account.

•

Self-Insurance Reserves. We are self-insured for certain losses and expenses within the retentions of our insurance policies for claims relating to workers’ compensation, employee medical, automobile, general and product liability, and crop claims as well as claims for which we are not insured (“self-insured losses”). We maintain stop loss coverage to limit the exposure that could arise out of such claims. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon our estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and our historical loss development experience. Our reserves for self-insured losses were $11.4 million on February 25, 2007, and $7.5 million on February 26, 2006. To the extent the projected losses resulting from claims incurred as of February 25, 2007, differs from the actual development of such losses in future periods, our self-insurance reserves could differ significantly, resulting in either higher or lower future self-insurance expenses.

•

Environmental Reserves. Environmental costs, other than those of a capital nature, are accrued at the time the exposure becomes known and costs can reasonably be estimated. Costs are accrued based upon management’s estimates of all direct costs, after taking into account reimbursements by third parties. We do not accrue liabilities for unasserted claims that we do not reasonably believe are probable or for which we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loses due to uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other potentially responsible parties, technology, information related to individual sites, and other factors. Our environmental reserves were $2.6 million and $1.5 million as of February 25, 2007, and February 26, 2006, respectively. To the extent the projected future development of losses resulting from environmental claims incurred as of February 25, 2007, differs from the actual development of such losses in future periods, our environmental reserves could differ significantly, resulting in either higher or lower future expense.

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

Revenue Recognition. Sales revenue is recognized when the earnings process is complete, which is generally when title and risk of ownership are transferred to our customers. In all cases, we apply the following criteria in recognizing revenue: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collection is reasonably assured. Sales revenue is recognized as the net amount to be received after deducting estimated amounts for discounts, trade allowances, customer rebates, and product returns. Service fee income and royalty income are recognized when earned and are included in other income.

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

Shipping and Handling Fees and Costs. We include shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are capitalized to inventories and included in cost of sales as inventories are sold. Shipping and handling costs associated with outbound freight are included within distribution and delivery expense as part of cost of goods sold.

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

Earnings Per Share. Earnings per share are based on the weighted average number of shares of common stock outstanding during the period as follows:

	Fiscal Year Ended February 25, 2007	Fiscal Year Ended February 26, 2006	Fiscal Year Ended February 27, 2005
	(in thousands, except per share data)
Net Income	$33,454	$66,377	$28,812

Weighted average shares of common stock outstanding used in computing basic earning per share	50,972,368	50,494,690	48,041,306
Net effect of dilutive stock options and restricted stock units	1,497,129	1,757,822	1,692,838

Weighted average shares of common stock used in computing diluted earnings per share	52,469,497	52,252,512	49,734,144

Basic earnings per share	$0.66	$1.31	$0.60
Diluted earnings per share	$0.64	$1.27	$0.58

Dividends. Dividends are recorded when declared.

Accounting for Stock Based Compensation. On February 27, 2006, the Company adopted SFAS 123(R), Share-Based Payments (“SFAS 123(R)”) which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors based on the grant date estimated fair value of each award, net of estimated forfeitures, over the employee’s requisite service period. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25, Accounting for Stock Issued to Employees (“APB 25”) as allowed under SFAS 123, Accounting for Stock Based Compensation (“SFAS 123”). Under the intrinsic value method, no share-based compensation cost related to stock options had to be recognized in the Company’s earnings because the exercise price was at least equal to the market value of the common stock on the grant date. Because most of the Company’s stock option grants were vested prior to February 27, 2006, and because the value used to measure compensation expense for restricted shares is the same for APB 25, SFAS 123, and SFAS 123(R), the adoption of SFAS 123(R) had less than a $0.1 million impact on the Company’s operating income, pretax income, and net income and did not affect the reported amount of basic and fully diluted earnings per share for the fiscal year ended February 25, 2007.

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

Total share-based compensation cost recognized under SFAS 123(R) for the year ended February 25, 2007, which is included in selling, general and administrative expenses, was $3.9 million and consists of charges associated with restricted stock units and employee stock options. The share-based compensation income tax benefit recognized on this expense was $1.5 million for the same period. The share-based compensation excess income tax benefit recorded and recognized as a source of cash provided by financing activities in the condensed consolidated statement of cash flows was $12.8 million for the year ended February 25, 2007.

Prior to the adoption of SFAS 123(R), the Company presented excess income tax benefits of deductions resulting from stock compensation as cash flows from operating activities in its statements of cash flows. SFAS 123(R) requires the cash flows from the excess tax benefits the company realizes on stock compensation to be presented as cash flows from financing activities. Excess income tax benefits result when compensation expense associated with the distribution of common stock from the rabbi trust, vesting of restricted stock units, and the exercise of stock options is greater for income tax reporting purposes than it is for financial reporting purposes. (see “Deferred Compensation” in Note 15).

Had compensation expense been recognized for stock-based compensation plans in accordance with provisions of SFAS 123, as amended, the impact on fiscal 2006 and fiscal 2005 the company would have been as follows:

Stock-Based Compensation	Fiscal Year Ended February 26, 2006	Fiscal Year Ended February 27, 2005
	(dollars in thousands, except per share amounts)
Net Income as reported	$66,377	$28,812
Add: Total stock-based employee compensation included in reported net income, net of tax (represents restricted stock expense)	792	—
Less: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(826)	(513)

Pro forma net income	$66,343	$28,299

Basic earnings per share:
As reported	$1.31	$0.60
Pro forma	$1.31	$0.59
Diluted earnings per share:
As reported	$1.27	$0.58
Pro forma	$1.27	$0.57

Deferred Compensation—Rabbi Trust. We accounted for deferred compensation arrangements placed in a rabbi trust in accordance with EITF 97-14: “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.”

As of February 25, 2007, all of the shares of common stock had been transferred from the rabbi trust to the recipients and no shares of our common stock remained. The rabbi trust was terminated on February 12, 2007.

Hedging Instruments. We use a limited number of derivative financial instruments to mitigate our interest rate and foreign currency exposure. Derivative instruments are recorded on the consolidated balance sheet at their fair value as either assets or liabilities. To date, our designated hedge transactions have been cash-flow hedges. For cash-flow hedge transactions, the effective portion of the changes in fair value of derivatives are reported as other comprehensive income and are recognized in current earnings in the period or periods during which the hedged transaction effects current earnings. Amounts excluded from the effectiveness calculation and any ineffective portions of the change in fair value of the derivative of a cash-flow hedge are recognized in current earnings. For a derivative to qualify as a hedge at inception and throughout the hedged period, we formally document the nature and relationships between the hedging instruments and hedged items. We also document our risk-management objectives, strategies for undertaking various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of the forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it is later deemed probable that the forecasted transaction will not occur, the gain or loss is recognized in current earnings. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedge instrument and the item being hedged, both at inception and throughout the hedged period. Significant hedges are approved by the board of directors. The company does not use derivative financial instruments for trading or speculative purposes.

Recently Issued Accounting Pronouncements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertain tax positions. Under this interpretation we will recognize in our financial statements the impact of a tax position if it is more likely than not that the position will be sustained on audit, based on the technical merits of the position. FIN 48 proscribes measurement criteria based on our assessment of the probability of a tax position being sustained. FIN 48 also provides guidance on the subsequent adjustment of recorded amounts, interim period accounting, recognition, and classification of interest and penalties, balance sheet classification and disclosures about uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, and is required to be adopted by us in our first quarter of fiscal 2008. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We are currently evaluating the effect that the adoption of FIN 48 will have on our consolidated results of operations and financial condition and we are not yet in a position to determine such effects.

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

In September 2006, the FASB also issued Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. We adopted SFAS 158 at the beginning of fiscal 2007. The adoption of SFAS 158 did not have a material impact on our financial condition, results of operations, or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), in which the Staff provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of assessing materiality. SAB 108 requires quantification of all misstatements on both the “rollover” and “iron curtain” approaches, and if either approach results in a material effect on the financial statements, the financial statements should be adjusted. On February 25, 2007, we adopted SAB 108. Our adoption of SAB 108 did not materially impact our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement requires a business entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. An entity may decide whether to elect the fair value option for each eligible item on its election date, subject to certain requirements described in the statement. This statement shall be effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. We are currently reviewing the requirements of this statement and, at this point in time, we can not determine the impact, if any, that this statement may have on results of operations, financial position or cash flows.

2.    Acquisitions and Divestitures

During fiscal 2007, we acquired eleven businesses at a total initial purchase price of approximately $82 million, net of cash received, and assumed liabilities of approximately $47 million.

Our major acquisitions were (a) the first fiscal quarter purchase of the remaining 50% share of our joint venture in UAP Timberland LLC (“Timberland”), (b) the purchase of Terral AgriServices, Inc. and certain assets of Terral FarmService, Inc. and Wisner Elevator, Inc. (collectively, “Terral”) during the third fiscal quarter, and (c) the fourth quarter purchase of certain retail and service assets of AGSCO, Inc. and AG Depot, Inc., and certain retail distribution assets of Boettcher Enterprises. The total initial purchase price of these acquisitions was approximately $70 million.

We also acquired seven retail distribution locations from independent retail distributors for an initial purchase price of approximately $12 million.

Had the above acquisitions occurred at the beginning of fiscal 2007, and fiscal 2006, an estimate of certain pro forma operating results is as follows:

	Fiscal Year Ended February 25, 2007	Fiscal Year Ended February 25, 2006
Revenue	$3,064,048	$3,042,941
Net income	$35,699	$69,660
Earnings per share – Basic	$0.70	$1.38
Diluted	$0.68	$1.33

In addition to the initial purchase price noted above, certain acquisition agreements contain performance based earn-out clauses. These contingent earn-outs currently amount to maximum annual payments of $3.7 million and aggregate maximum payments of $4.8 million. Any contingent earn-out payment made would be accounted for as additional purchase price and would likely increase goodwill. As of February 25, 2007, none of the performance targets necessary to pay the performance based earn-outs had been met and accordingly, no payments had been made.

Prior to the fiscal first quarter acquisition of Timberland, the joint venture was accounted for as an unconsolidated affiliate using the equity method of accounting whereby UAP’s proportionate share of net income before taxes was included in “Royalties, service charges and other income and expenses” in the statements of earnings. With the acquisition, Timberland became a wholly-owned subsidiary and is now consolidated.

We are still finalizing our purchase accounting for certain of the fiscal 2007 acquisitions. Adjustments to the current purchase price allocations are possible, although such adjustments are anticipated to be immaterial.

On February 28, 2006, we sold a portion of our retail locations in western Canada for total consideration of approximately $8 million. Related assets were classified as held for sale in the February 26, 2006 balance sheet. We will continue to supply the purchaser with agricultural inputs pursuant to a supply agreement negotiated as part of the sales contract. This divestiture decreased sales by approximately $20.2 million during the year ended February 25, 2007, when compared with the prior fiscal year.

3.    Royalties, Service Charges and Other Income and Expenses

Royalties, service charges and other income and expenses consist of the following:

	Fiscal Year Ended February 25, 2007	Fiscal Year Ended February 26, 2006	Fiscal Year Ended February 27, 2005
	(dollars in thousands)
Royalties, service charges and other (income) and expenses:
Gain on sale of leased assets	$(3,042)	$(2,007)	$(1,416)
Royalty income	(8,151)	(11,600)	(8,751)
Service charge income	(12,379)	(8,823)	(10,114)
Currency translation loss or (gain)	10	(594)	(389)
Loss (earnings) of unconsolidated affiliates	492	(2,612)	(1,534)
Miscellaneous income	(5,999)	(3,791)	(4,448)

Total	$(29,069)	$(29,427)	$(26,652)

4.    Finance related and other charges

Finance related and other charges are composed of costs and fees related to the Acquisition, the Common Stock Offering, the refinancing of our revolving credit facility and related financing activities. These charges relate to obtaining funding or the termination of funding or other financial transaction agreements.

	Fiscal Year Ended February 25, 2007	Fiscal Year Ended February 26, 2006	Fiscal Year Ended February 27, 2005
	(dollars in thousands)
Finance related and other charges:
Non-accountable charges paid to ConAgra relating to the Acquisition	$—	$—	$5,625
Abandonment of Income Deposit Securities offering	—	—	6,147
Costs relating to our Common Stock Offerings	418	330	2,667
Early extinguishment of debt	47,852	—	849
Premium payable with respect to notes redeemed	—	—	1,774

Total	$48,270	$330	$17,062

5.    Inventories

Inventories are comprised of the following:

	February 25, 2007	February 26, 2006
	(dollars in thousands)
Inventories:
Raw materials and work in process	$18,129	$15,986
Finished goods	864,904	714,785

Total	$883,033	$730,771

6.    Property, Plant and Equipment

Property, plant and equipment are comprised of the following:

	February 25, 2007	February 26, 2006
	(dollars in thousands)
Property, Plant and Equipment:
Land	$16,594	$13,769
Buildings, leasehold improvements, machinery and equipment	101,545	79,758
Furniture, fixtures, office equipment and other	17,774	17,844
Construction in progress	9,542	3,620

Total	145,455	114,991
Less: accumulated depreciation	(35,234)	(24,676)

Net	$110,221	$90,315

7.    Costs Associated with Exit or Disposal Activities and Asset Retirement Obligations

During fiscal 2006, we consolidated ten regional distribution centers into five, closed one regional finance center, and centralized and consolidated various administrative functions. We also consolidated two regional sales offices and two formulating plants during fiscal 2005.

The following is a summary of the expenses associated with our closure activities:

	Fiscal Year Ended February 25, 2007	Fiscal Year Ended February 26, 2006	Fiscal Year Ended February 27, 2005
	(dollars in thousands)
Expenses related to closure activities:
Severance expenses	$154	$973	$480
Professional and other expenses	265	633	423

Total	$419	$1,606	$903

The liability balance included in “other accrued liabilities” related to our closure activities is:

	February 25, 2007	February 26, 2006
	(dollars in thousands)
Liability balance related to closure activities:
Beginning balance	$(299)	$(724)
Provision	(419)	(1,606)
Payments	718	2,031

Total	$—	$(299)

The restructuring activities, which began in fiscal 2006 and 2005, were completed during fiscal year 2007. Total costs for the fiscal 2006 restructuring were $1.6 million and total costs for the fiscal 2005 restructuring were $1.3 million.

We also have asset retirement obligations related to SFAS No. 143, “Accounting for Asset Retirement Obligations.” Cash flow revisions in fiscal 2006 relate to updated and refined estimates of the cost of property restoration and environmental remediation at both owned and leased facilities.

	Fiscal Year Ended February 25, 2007	Fiscal Year Ended February 26, 2006	Fiscal Year Ended February 27, 2005
	(dollars in thousands)
Asset Retirement Obligations:
Beginning balance	$262	$2,411	$2,343
Obligations incurred	3	3	—
Obligations settled	(20)	—	(74)
Accretion expense	20	70	115
Cash flow revision	4	(2,222)	27

Ending Balance	$269	$262	$2,411

8.    Hedging Activities

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

The hedge transactions are designated as cash flow hedges. Since the critical terms of the cash flow hedge match the critical terms of the hedged item, using the critical terms test under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” we have concluded that there is no hedge ineffectiveness as changes in cash flows attributable to the risk being hedged are expected to be offset completely by the changes in the hedging relationship. During fiscal 2007, the critical terms of the hedge and the hedged items did not change and there has been no adverse change in the risk of default by counterparties to the swap since inception. As such, no gain or loss due to hedge ineffectiveness has been recognized.

As of February 25, 2007, we had two outstanding interest rate swaps with a total notional value of $165 million. These are amortizing swaps and their notional values will decline to $90 million prior to expiration in July 2011. The fair value of the interest rate swaps at February 25, 2007, was $(2.6) million and is classified as “Other non-current liabilities” on the balance sheet. The mark-to-market loss, net of taxes, deferred in accumulated other comprehensive income at February 25, 2007, is $1.6 million.

No significant gains or losses were transferred from accumulated other comprehensive income and recognized within earnings during fiscal 2007. At February 25, 2007, the amount of accumulated other comprehensive loss expected to be reclassified into earnings within the next 12 months is approximately $0.2 million.

9.    Intangible Assets

Intangible assets are as follows:

	February 25, 2007			February 26, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(dollars in thousands)
Intangible Assets:
Amortizing intangible assets
EPA registrations	$9,450	$(1,971)	$7,479	$5,450	$(1,226)	$4,224
Customer relationships	20,851	(1,765)	19,086	3,150	(709)	2,441
Non-compete agreements	6,063	(2,177)	3,886	1,459	(459)	1,000
Other	4,948	(1,723)	3,225	3,151	(1,095)	2,056

Subtotal	$41,312	$(7,636)	$33,676	$13,210	$(3,489)	$9,721

Non-amortizing intangible assets
Trademarks	14,000	—	14,000	14,000	—	14,000
Other	2,400	—	2,400	2,400	—	2,400

Subtotal	$16,400	$—	$16,400	$16,400	$—	$16,400

Total	$57,712	$(7,636)	$50,076	$29,610	$(3,489)	$26,121

The amortization period is 10 years for acquired customer relationships and EPA registrations and 5 to 10 years for non-compete agreements and other. The fiscal year 2007 increase in other identifiable intangible assets is related to the asset purchase of several businesses during the year. At February 25, 2007, the weighted average period for amortizing intangible assets on a combined basis is 6.4 years.

The aggregate amortization expense for the fiscal years ended February 25, 2007, February 26, 2006, and February 27, 2005, was $3.0 million, $1.4 million, and $1.7 million, respectively. Based on our intangible asset base on February 25, 2007, we estimate that our total annual amortization expense will be approximately $7.6 million, $6.6 million, $5.3 million, $4.6 million, and $3.6 million for each of the next five fiscal years, respectively.

10.    Income Taxes

The following table summarizes our income tax provision:

	Fiscal Year Ended February 25, 2007	Fiscal Year Ended February 26, 2006	Fiscal Year Ended February 27, 2005
	(dollars in thousands)
Income tax provision (benefit):
Current:
U.S. federal	$18,362	$38,050	$9,456
U.S. state	1,933	3,832	1,578
Outside United States	3,347	2,462	3,111

Total Current	23,642	44,344	14,145
Deferred:
U.S. federal	(163)	(2,081)	1,806
U.S. state	(1,066)	(424)	286
Outside United States	36	298	(602)

Total Deferred	(1,193)	(2,207)	1,490

Total	$22,449	$42,137	$15,635

The factors which cause our effective tax rate to differ from the U.S. federal statutory rate are as follows:

	Fiscal Year Ended February 25, 2007	Fiscal Year Ended February 26, 2006	Fiscal Year Ended February 27, 2005
	(dollars in thousands)
Factors causing income taxes to differ from U.S. federal statutory rate:
U.S. federal statutory rate	$19,566	$37,981	$15,555
Dividends on shares of stock held in a rabbi trust	(101)	(387)	(1,601)
State income taxes	1,822	3,408	1,864
Foreign credits	(528)	(461)	(580)
Non-deductible common stock offering expense	—	—	933
Other	1,690	1,596	(536)

Total	$22,449	$42,137	$15,635

Deferred tax assets and liabilities have been recorded as follows:

	February 25, 2007	February 26, 2006
	(dollars in thousands)
Deferred income tax balances relate to:
Allowances	$8,615	$7,287
Inventory	9,868	7,589
Accrued expenses	9,304	6,091
Pension and other post retirement benefits	259	201

Total current deferred tax assets	28,046	21,168
High yield bond interest	—	6,920
Accrued expenses	430	202
Depreciation and amortization	390	—
Foreign tax credit carryover	863	661
Equity compensation	1,774	2,168
Interest Rate Swaps (OCI)	991	—

Total long-term deferred tax assets	4,448	9,951

Total deferred tax assets	32,494	31,119

Other current liabilities	(2,200)	(1,433)

Total current deferred tax liabilities	(2,200)	(1,433)
Depreciation and amortization	(3,126)	(2,422)
Basis difference—acquired assets	(14,827)	(17,049)
Other long-term liabilities	—	(5)

Total long-term deferred tax liabilities	(17,953)	(19,476)

Total deferred tax liabilities	(20,153)	(20,909)

Net deferred tax assets	$12,341	$10,210

We estimate that we have a foreign tax credit carryover of $0.9 million, of which $0.2 million, $0.2 million, and $0.5 million will expire at the end of fiscal years 2015, 2016, and 2017, respectively. We currently believe it is more likely than not that we will fully utilize this carryover before it expires. We also estimate that one of our significant subsidiaries will have a state tax loss carry forward with a value of approximately $1.0 million after considering the federal tax deduction for state taxes. This state tax loss carry forward is principally caused by the impacts of our refinancing and we believe it is more likely than not that we will fully utilize all but an immaterial amount of this carry forward in the next fiscal year.

11.    Related Party Transactions

Prior to the Acquisition, ConAgra’s executive, finance, tax, and other corporate departments performed certain administrative and other services for the Company. Expenses incurred by ConAgra and allocated to us were determined based on specific services being provided or were allocated based on ConAgra’s investment in us in proportion to ConAgra’s total investment in its subsidiaries. In addition, ConAgra charged us finance charges on ConAgra’s investment in us and net intercompany advances. While management believes that such expense allocations were reasonable, it is not practical to estimate the expenses that would have been incurred by us if we had operated on a stand-alone basis. For the year ended February 27, 2005, $5.6 million of such expenses were recognized.

At February 26, 2006, and February 27, 2005, Apollo owned approximately 34% of our outstanding common stock.

On March 9, 2006, certain funds affiliated with Apollo Management V, L.P., a major stockholder of UAP Holding Corp., and current and former employees, including certain members of our management sold 9,322,858 of UAP Holding Corp.’s common shares in a secondary offering pursuant to a shelf registration statement. The sale, from which UAP Holding Corp. received no proceeds, represented approximately 18.5% of the current shares outstanding. Immediately following this sale, Apollo beneficially owned approximately 17% of UAP Holding Corp.’s outstanding common stock and our management team’s beneficial ownership of UAP Holding Corp., including vested options, decreased to approximately 6%.

On November 2, 2006, certain funds affiliated with Apollo Management V, L.P., and current and former employees, including certain members of our management sold an additional 9,322,857 of UAP Holding Corp.’s common shares in a secondary offering pursuant to a shelf registration statement. The sale, from which UAP Holding Corp. received no proceeds, represented approximately 18.3% of the current shares outstanding. Immediately following this sale, Apollo no longer beneficially owned any of UAP Holding Corp.’s outstanding common stock and our management team’s beneficial ownership of UAP Holding Corp., including vested options, decreased to approximately 4.4%.

12.    Debt

On June 1, 2006, our wholly owned subsidiary, United Agri Products, Inc. replaced both its revolving credit facility and senior notes and entered into a new senior secured credit facility. The new senior secured credit facility provides for (a) a new six-year $175 million term loan facility and, (b) a five-year senior secured asset based revolving credit facility in an aggregate principal amount of $675 million, including $50 million for letters-of-credit (jointly referred to hereafter as “the new credit facility”, or the “senior secured credit facility”). Availability of the revolving credit facility is subject to a borrowing base formula, which includes availability of an over-advance during certain periods. The new credit facility provides that interest rates are based on, at United Agri Products, Inc.’s option, (a) LIBOR plus the applicable margin or (b) the base rate, which will be the higher of (i) the rate publicly quoted by the Wall Street Journal as the “base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks” or (ii) the Federal Funds rate plus 0.50%, plus the applicable margin.

The applicable margin for the term facility is 2.00% for LIBOR advances and 0.75% for base rate advances. The applicable margin for the revolving facility is 1.25% for LIBOR advances and 0.00% for base rate advances. The revolving facility is secured by a first-priority lien on all accounts, inventory, general intangibles related to accounts and inventory, and all proceeds of the foregoing (“Current Asset Collateral”) of UAP Holding Corp. and its subsidiaries, and a second priority lien (subject to certain exclusions and exceptions) on other assets and proceeds of such other assets. The term facility is secured by a first-priority lien (subject to certain exclusions and exceptions) in all assets of UAP Holding Corp. and its subsidiaries, and all proceeds thereof other than the Current Asset Collateral, and a second-priority lien in the Current Asset Collateral.

On June 1, 2006, UAP Holding Corp. and United Agri Products, Inc. consummated the tender offers and consent solicitations for the 10 3/4% Senior Discount Notes due 2012 issued by UAP Holding Corp. and the 8 1/4% Senior Notes due 2011 issued by United Agri Products, Inc. (collectively, the “Senior Notes”). The companies accepted for purchase $123.1 million principal amount at maturity of the 10 3/4% Senior Discount Notes (representing 98.5% of the previously outstanding 10 3/4% Senior Discount Notes) and $203.5 million principal amount of the 8 1/4% Senior Notes representing approximately 99.9% of the previously outstanding 8 1/4% Senior Notes. Total consideration paid for the notes tendered plus accrued interest thereon was $120.6 million for the 10 3/4% Senior Discount Notes and $227.2 million for the 8 1/4% Senior Notes. These payments and related expenses were financed through borrowings under the new senior secured credit facility.

Subsequently, UAP Holding Corp. repurchased in brokered market transactions all of the $1.9 million principal amount at maturity of its 10 3/4% Senior Discount Notes due 2012 that had remained outstanding following the closing on June 1, 2006 of the tender offer and consent solicitation. Accordingly, all of the 10 3/4% Senior Discount Notes previously issued and authenticated under the indenture dated as of January 26, 2004, as supplemented (the “Indenture”), between UAP Holding Corp. and The Bank of New York (formerly JPMorgan Chase Bank, N.A.), as trustee (the “Trustee”), had been delivered by UAP Holding Corp. to the Trustee and cancelled. In accordance with Section 11.01 of the Indenture, UAP Holding Corp. satisfied and discharged the Indenture, which satisfaction and discharge was acknowledged by the Trustee on November 24, 2006. Upon satisfaction and discharge, the Indenture ceased to be of further effect (except for certain rights of the Trustee).

In connection with the refinancing and early extinguishment of the senior notes, the Company recorded a pretax charge to finance related and other charges of approximately $47.9 million for fiscal 2007. These costs include approximately $31.8 million for tender premiums and related transaction costs to acquire the debt and $16.1 million for the write-off of unamortized debt issue costs.

At February 25, 2007, there was $473.3 million of total borrowing capacity under the revolving credit facility and United Agri Products had aggregate borrowing availability thereunder of $273.2 million (after giving effect to $184.7 million of revolving loans and $15.4 million of letters of credit under the sub-facility).

As of February 25, 2007, we believe that the permitted distributions available to pay dividends under the restricted payment covenant of the senior secured credit facility would be approximately $49.7 million before giving effect to the March 1, 2007 dividend payment of $9.6 million and the June 1, 2007 dividend payment of an estimated $11.6 million.

Our weighted average interest rate on short term borrowings outstanding as of February 25, 2007, was 6.6%.

Our senior secured credit facility contains certain customary representations, warranties, and affirmative covenants. In addition, it contains customary negative covenants restricting UAP Holding Corp.’s ability and the ability of its subsidiaries to, among other things:

•	incur additional indebtedness;

•	pay dividends or make other distributions;

•	make certain investments;

•	incur liens; and

•	sell all or substantially all of UAP Holding Corp’s assets or merge with or into other companies.

Due to the seasonal nature of our business, the amount of borrowings outstanding under the revolving credit facility varies significantly throughout our fiscal year. During the year ended February 25, 2007, short-term borrowings reached a daily peak of $569.2 million on September 25, 2006, while period end cash on hand reached a peak of $60.5 million on March 26, 2006. Our average period end borrowings (net of cash on hand) for fiscal 2007 were approximately $267.1 million.

As of February 25, 2007, we were in compliance with all covenants under our senior secured credit facility.

Total current and long-term debt as of February 25, 2007, and February 26, 2006, consisted of the following:

	February 25, 2007	February 26, 2006
	(dollars in thousands)
Total debt:
Senior Secured Asset Based Revolving Credit Facility	$182,989	$—
Term Loan Facility	174,125	—
8 1/4% Senior Notes	15	203,500
10 3/4% Senior Discount Notes	—	102,839

Total	357,129	306,339
Less current portion:
Senior Secured Asset Based Revolving Credit Facility	182,989	—
Term Loan Facility	1,750	—

Total long term	$172,390	$306,339

Maturities of debt for each of the five years subsequent to February 25, 2007, are as follows:

Fiscal Year Ending	(dollars in thousands)
2008	$184,754
2009	1,750
2010	1,750
2011	1,750
2012	1,750
2013 and thereafter	165,375

Total	$357,129

13. Commitments and Contingencies

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements, and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts). We enter into unconditional purchase obligation arrangements in the normal course of business to ensure that adequate levels of sourced product are available to us. The following is a summary of our contractual obligations as of February 25, 2007:

	Payments Due in Fiscal Year Ending February
Contractual Obligations:	Total	2008	2009	2010	2011	2012	2013 and beyond
	(dollars in thousands)
Short-term borrowings under revolving credit facility	$182,989	$182,989	$—	$—	$—	$—	$—
Long-term debt (including short term portion)	174,140	1,750	1,750	1,750	1,750	1,765	165,375
Interest payments on long term debt	64,995	13,117	12,598	12,679	12,267	11,093	3,241
Operating lease obligations	38,633	9,898	8,899	6,917	4,153	2,707	6,059
Other long-term obligations	6,457	1,991	1,633	1,038	738	687	370
Unconditional purchase obligations	5,762	2,562	800	800	800	800	—
Capital lease obligations	472	60	60	60	292	—	—

Total	$473,448	$212,367	$25,740	$23,244	$20,000	$17,052	$175,045

Included in the above table are non-cancelable lease commitments. We have excluded potential lease and other potential contract obligations over the next five years of approximately $64.5 million because the relevant contracts are cancelable within one year.

The most significant changes to our obligations and commitments since 2006 fiscal year-end are the reduction in our long-term debt of $154.4 million and the interest payments thereon of $96.5 million.

Our $675.0 million revolving credit facility has a five-year term and will mature in 2011.

As of February 25, 2007, we had $15.4 million of un-drawn letters of credit.

We lease certain facilities and transportation equipment under agreements that expire at various dates. We expect that, in the normal course of our business, leases that expire will, where necessary, be renewed or replaced by other leases. Substantially all leases require the payment of property taxes, insurance, and maintenance costs in addition to rental payments. Capital leases are not significant. Rent expense under all operating leases was $45.6 million in fiscal 2007, $40.0 million in fiscal 2006, and $39.1 million in fiscal 2005.

In addition to the initial consideration, for our acquisitions, certain acquisition agreements contain performance based earn-out clauses. These contingent earn-outs amount to a maximum annual limit of $3.7 million and an aggregate maximum limit of $4.8 million. Any contingent earn-out payment made would be accounted for as additional purchase price and would likely increase goodwill. As of February 25, 2007, the performance targets had not been met and accordingly, no payments had been made.

We are a party to a number of lawsuits and claims arising out of the operation of our businesses. Our management believes the ultimate resolution of such matters should not have a material adverse effect on our financial condition, results of operations, or liquidity.

In some cases, third parties (including government reimbursement funds and insurers) may contribute to the costs of cleanup at certain sites. ConAgra has agreed to provide us with a partial reimbursement of costs that we may incur relating to any cleanup requirements due to environmental conditions at our Greenville, Mississippi facility prior to our purchase of the site from them in November, 2003. On October 14, 2002, December 23, 2002, and December 31, 2002, three separate lawsuits were filed in the Circuit Court of Washington County, Mississippi against our subsidiary, Platte Chemical Company (“Platte”), and certain former employees of Platte, relating to alleged releases from Platte’s Greenville, Mississippi facility. The plaintiffs in such suits are seeking compensation for alleged personal injury and property damage. In connection with the Acquisition, ConAgra agreed to partially reimburse us, subject to a cap, for fees and expenses we incur in connection with such lawsuits. Subsequent to November 23, 2003, another lawsuit not covered by the ConAgra cost sharing agreement was filed in the Circuit Court of Washington County, Mississippi against us, which lawsuit relates to the same alleged releases from the Greenville, Mississippi facility. While discovery in the Greenville litigations is not yet complete, based on information available to us at this time we do not believe that such litigations, if adversely determined, would have a material adverse effect on our business, financial condition, cash flows, results of operations, or liquidity.

14.    Employee Benefit Plans

Management Incentive Program. We have a management incentive plan for key officers and employees, based on growth, profitability, individual performance of each operating center and key performance metrics, including overall company operating performance. Amounts charged to expense totaled $0.7 million in fiscal 2007, $17.2 million in fiscal 2006, and $17.6 million in fiscal 2005. These costs exclude related payroll taxes and benefits.

On November 17, 2004, our board of directors approved the 2004 Long-Term Incentive Plan. During fiscal years 2007 and 2006, we recorded $3.9 million and $0.8 million of expense for stock awards issued under the plan. No 2004 Long-Term Incentive Plan awards were granted prior to fiscal year 2006.

Retirement Plans.

Retirement Program for Domestic Employees.

We maintain the United Agri Products, Inc. Retirement Income Savings Plan. Participants who meet certain eligibility requirements may make contributions and may receive company matching and discretionary contributions under this plan. We have and plan to match 66.66% of the amount participants elect to contribute to the plan up to 6% of their pay. We have the following contribution obligations as part of the plan:

•	Annual Retirement and Performance Discretionary Contribution that is allocated among all eligible participants as provided under the terms of the plan.

•	Transition Contribution that is allocated annually through 2008 to those eligible participants who were age 50 or greater and had 10 or more years of service upon our divestiture from ConAgra Foods.

Amounts charged to expense for this plan total $4.4 million for fiscal 2007, $7.1 million for fiscal 2006, and $8.1 million for fiscal 2005.

There is no defined benefit pension plan for domestic employees.

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

The change in pension benefit costs is as follows:

	Fiscal Year Ended February 25, 2007	Fiscal Year Ended February 26, 2006	Fiscal Year Ended February 27, 2005
	(dollars in thousands)
Pension benefit costs
Service cost for benefits earned during the year	$325	$359	$426
Interest cost on benefit obligations	262	276	202
Assumed return on plan assets	(254)	(218)	(187)
Other	(47)	—	—

Total pension benefit cost	$286	$417	$441

Actuarial assumptions
Discount rate	5.25%	5.75%	6.00%
Assumed long-term rate of return on plan assets	6.50%	6.50%	6.50%
Annual long-term rate of compensation increase	3.50%	3.50%	4.50%

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

The change in projected benefit obligations, the change in plan assets and the funded status of the plans at February 25, 2007, and February 26, 2006, is as follows:

	Fiscal Year Ended February 25, 2007	Fiscal Year Ended February 26, 2006
	(dollars in thousands)
Obligations and funded status:
Change in projected benefit obligations
Projected benefit obligation at beginning of year	$5,074	$4,196
Exchange rate adjustment	(535)	351
Service cost	325	358
Interest cost	262	276
Actuarial loss	310	122
Benefits paid	(89)	(229)
Curtailment	(47)	—

Benefit obligation at end of year	5,300	5,074

Change in plan assets
Fair value of plan assets at beginning of year	3,706	2,978
Exchange rate adjustment	41	239
Actual return on plan assets	392	220
Employer contribution	422	498
Benefits paid	—	(229)
Expenses paid	(89)	—

Plan assets at end of year	4,472	3,706

Funded status	(828)	(1,368)
Unrecognized actuarial loss	36	473

Net pension liability	$(792)	$(895)

Actuarial assumptions
Discount rate	5.25%	5.50%
Long-term rate of compensation increase	3.50%	3.50%

Plan assets are primarily invested in equity securities, corporate and government debt securities, and common trust funds. Plan assets are invested as listed below:

	Target Allocation	Actual Allocation
Plan Assets by Asset Category		Fiscal Year Ending February 25, 2007	Fiscal Year Ending February 26, 2006
Canadian equity securities	33%	27%	31%
International equity securities	25%	28%	28%
Debt securities	37%	38%	37%
Other	5%	7%	4%

Total	100%	100%	100%

Expected cash flows are as follows:

Expected Cash Flows	Fiscal Year	Amount
		(dollars in thousands)
Expected employer contributions for fiscal year ending February	2008	$357
Expected benefit payments for fiscal year ending February	2008	$181
	2009	$189
	2010	$196
	2011	$209
	2012	$236
	Next 5 years	$1,401

15.    Stock Plans

Certain of our employees participate in our 2003 Stock Option Plan (“2003 Plan”). This plan provides for the granting of options to our employees, directors, and consultants for the purchase of shares of our common stock. The exercise price, term, and other terms and conditions of the option are determined by our board of directors (or its compensation committee) when the option is granted. Options granted under the plan consist of three tranches: A, B, and C, each with different vesting requirements. They generally expire eight years after the grant date. As of February 25, 2007, all options granted under the plan were granted at fair market value at the date of the grant and have an exercise price of approximately $2.56 per share.

The aggregate number of Tranche A, B, and C options granted under the 2003 Plan was 3,066,400 as of February 25, 2007, February 26, 2006, and February 27, 2005. The Tranche B options and Tranche C options became fully vested in connection with the consummation of the Common Stock Offering in fiscal year 2005. As of February 25, 2007, there were 2,044,385 options vested and outstanding, which included 499,739 Tranche A options, 772,323 Tranche B options, and 772,323 Tranche C options. There were 349,640, 519,516, and 828,535 unvested Tranche A options as of fiscal year-end 2007, 2006, and 2005 respectively. There were 543,377, 354,970, and 216,765 shares available for award grant purposes under the plan as of February 25, 2007, February 26, 2006, and February 27, 2005, respectively.

As of February 27, 2005, non-executive members on our board of directors had been granted options to purchase 351,762 shares of our common stock under our 2004 Non-Executive Director Stock Option Plan, all of which vested immediately, and 58,627 of which were exercised in fiscal year 2005. During fiscal year 2007, 175,881 options were exercised under the plan. There were 117,254 and 293,135 options vested and outstanding at February 25, 2007, and February 26, 2006, respectively, and; 234,517 shares of common stock remained available for award grant purposes under this plan at the end of both fiscal 2007 and 2006. There were no awards granted under the 2004 Non-executive Director Stock Option Plan during fiscal year 2006.

The excess income tax benefit received from the exercise of stock options was $2.3 million, $2.6 million, and $0.3 million in fiscal years 2007, 2006, and 2005, respectively. These amounts were credited to additional paid-in capital.

The changes in the outstanding stock options under the 2003 Plan and the 2004 Non-Executive Director Stock Option Plan during the year ended February 25, 2007, February 26, 2006, and February 27, 2005, are summarized below:

Stock options	Shares subject to option	Weighted- average exercise price per share
Balance at February 22, 2004 (No shares vested and exercisable)	2,904,025	$2.56
Granted	514,137	$2.56
Exercised	(58,627)	$2.56

Balance at February 27, 2005 (2,531,000 shares vested and exercisable)	3,359,535	$2.56
Granted	—	$—
Exercised	(380,058)	$2.56
Forfeited	(138,205)	$2.56

Balance at February 26, 2006 (2,321,756 shares vested and exercisable)	2,841,272	$2.56
Granted	—	$—
Exercised	(329,994)	$2.56
Forfeited	—	$—

Balance at February 25, 2007 (2,161,639 shares vested and exercisable)	2,511,278	$2.56

The following table sets forth information about the fair value of each option grant on the date of grant using the Black-Scholes option pricing model and the weighted-average assumptions used for such grants for the year ended February 27, 2005, and the thirteen weeks ended February 22, 2004.

	Fiscal Year
	2005	2004
Date of Grant	April 2004	November 2003
Expected Volatility	0.00%	0.00%
Expected life (years)	5.00	5.00
Risk-free interest rate	3.39%	3.28%
Dividend yield	0.00%	0.00%
Weighted average fair value of options	$0.39	$0.38

At February 25, 2007, the aggregate intrinsic value (market value of the stock less option exercise price), which is the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options as of that date, is $ 59.4 million and is based on the Company’s average stock price on February 25, 2007. The total number of options exercisable (all of which were in-the-money) on February 25, 2007, was 2.2 million and had an intrinsic value of $51.1 million. The weighted average remaining contractual life at February 25, 2007 was 4.8 years, for both outstanding and exercisable options. The intrinsic value of options exercised during fiscal 2007 was $7.8 million.

Our stockholders approved a Long-Term Incentive Plan (the “2004 Plan”) on November 17, 2004. Subject to the applicable share limits of the 2004 Plan, the shares available for award grant purposes under the 2004 Plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses, and other forms of awards granted or denominated in UAP Holding Corp.’s common stock or units representing common stock. To date, all grants under the 2004 Plan have been in restricted stock units which automatically convert to shares of common stock upon vesting.

Activity under the 2004 Plan is as follows:

2004 Plan Stock Awards	Shares subject to option	Weighted- average grant price per share
Balance at February 27, 2005	—	$—
Granted	249,575	$15.97
Exercised	—	$—
Forfeited	(25,525)	$15.94

Balance at February 26, 2006 (No shares vested)	224,050	$15.97

Balance at February 26, 2006	224,050	$15.94
Granted	515,350	$21.12
Exercised	—	$—
Vested and converted to common stock	(57,676)	$16.07
Forfeited – Restricted Stock Units	(13,917)	$19.43

Balance at February 25, 2007 (No shares vested)	667,807	$19.85

The total fair value of 2004 Plan awards that vested during fiscal 2007 was $1.2 million. As of February 25, 2007, there was approximately $8.2 million of unrecognized compensation expense, before taxes and net of estimated forfeitures, related to restricted stock unit grants, which will be recognized over a weighted average period of 2.6 years.

Fiscal year 2007 awards granted under the 2004 Plan vest over a four year period. Compensation expense is recognized over the vesting periods based on the market value of our common stock on the date of the award. Total compensation expense recognized during fiscal year 2007 and 2006 was $3.9 million and $0.8 million, respectively. Additional paid-in capital is increased as compensation expense is recognized. Forfeitures of shares awarded under the 2004 plan are estimated at 4% annually. Based on a 4% annual forfeiture rate, 590,048 of the 667,807 2004 Plan shares outstanding at February 25, 2007 are estimated to ultimately vest. (See Note 18.)

Deferred Compensation. We maintained three deferred compensation plans (“DCP”) for the benefit of certain members of management and the board of directors, the 2003 DCP, which provided for the crediting of deferred shares for each executive who entered into a retention agreement at the time of the Acquisition, the 2004 DCP which provided for the crediting of deferred shares for each member of management who waived the right to receive a portion of their cash bonus for the 2004 fiscal year, and the Director DCP which allows our non-employee directors to elect to defer payment of all or a portion of their fees and have such amounts credited under the plan in the form of deferred shares. Shares delivered under the Director DCP in respect of an award of deferred shares are charged against the share limits of our 2004 Long Term Incentive Plan. The company established a rabbi trust to hold the assets of the 2003 DCP and the 2004 DCP. (See Note 17.)

16.    Business Segment and Related Information

The Company has one reporting segment, engaged in the sale of agricultural inputs to growers and regional dealers.

Net sales and long-lived assets by geographical area are as follows:

	Fiscal Year Ended February 25, 2007	Fiscal Year Ended February 26, 2006	Fiscal Year Ended February 27, 2005
	(dollars in thousands)
Net sales:
United States	$2,792,330	$2,646,436	$2,435,165
Canada	61,778	81,353	71,565

Total	$2,854,108	$2,727,789	$2,506,730

	February 25, 2007	February 26, 2006
Long-lived assets:
United States	$216,238	$175,380
Canada	887	580

Total	$217,125	$175,960

Net sales by product category are as follows:

	Fiscal Year Ended February 25, 2007	Fiscal Year Ended February 26, 2006	Fiscal Year Ended February 27, 2005
	(dollars in thousands)
Net sales by product category:
Chemicals	$1,651,440	$1,633,862	$1,580,789
Fertilizer	707,752	682,137	565,287
Seeds	410,782	349,318	302,922
Other	84,134	62,472	57,732

Total	$2,854,108	$2,727,789	$2,506,730

No single customer accounted for more than 1% of our net sales in each of fiscal 2007, 2006, and 2005. Net sales by geographical area are based on the location of the facility producing the sales.

Long-lived assets consist of property, plant and equipment, net of depreciation, goodwill, amortizable intangibles, and other assets. Long-lived assets by geographical area are based on location of facilities.

17.    Equity

Common Stock. The company issued common stock to Apollo and to certain members of management upon the acquisition from ConAgra in November of 2003. We consummated our initial public offering of common stock, on November 29, 2004, which consisted of a primary offering of 3,125,000 shares and a secondary offering of 28,428,125 shares. We did not receive any of the proceeds from the secondary offering. In the aggregate, the selling stockholders received approximately $427.0 million of net proceeds from the secondary offering. Prior to the Common Stock Offering, Apollo owned approximately 95% of UAP Holding Corp.’s outstanding common stock. Following the consummation of the Common Stock Offering, Apollo owned approximately 34% of UAP Holding Corp.’s outstanding common stock. On March 9, 2006, Apollo sold common stock in a secondary offering pursuant to an existing registration statement. Following this sale, Apollo owned approximately 17% of UAP Holding Corp.’s outstanding common stock.

On November 2, 2006, certain funds affiliated with Apollo Management V, L.P., and current and former employees, including certain members of our management sold an additional 9,322,857 of the Company’s common stock in a secondary offering pursuant to an existing registration statement. Immediately following this sale, Apollo no longer beneficially owned any of UAP Holding Corp.’s outstanding common stock and our management team’s beneficial ownership of UAP Holding Corp., including vested options, decreased to approximately 4.4%.

Rabbi Trust. On November 23, 2003, various members of our management held 2,169,229 deferred shares in the 2003 DCP. The participants in the 2003 DCP were credited with such deferred shares after deferring $5.5 million in retention bonuses payable in connection with the Acquisition. In March 2004, the 2004 DCP was credited with 345,893 deferred shares. The participants in the 2004 DCP were credited with such deferred shares after deferring $885,000 in bonuses due to the participants. The rabbi trust governs the 2003 DCP and the 2004 DCP. The rabbi trust was credited with one share of our common stock for each deferred share interest held by the management participants in the 2003 DCP and the 2004 DCP. In connection with the Common Stock Offering, 631,656 shares of our common stock were released from the rabbi trust, and these shares were subsequently sold in the Common Stock Offering. An additional 337,401 shares were released from the rabbi trust and sold during fiscal year 2006. As of February 26, 2006, there were 1,546,065 shares of our common stock remaining in the rabbi trust. The shares of common stock that were held by the rabbi trust were issued and outstanding, and therefore participated in dividends and were included in the calculation of the weighted average share computation.

As of February 25, 2007, all of the shares had been transferred from the rabbi trust to the recipients and there were no shares of UAP Holding Corp.’s common stock remaining in the rabbi trust. The Company received excess income tax benefits of $10.4 million, $2.2 million, and $3.1 million for fiscal years 2007, 2006, and 2005, respectively.

Dividends Declared. On January 11, 2007, our board declared a quarterly dividend on our common stock in the amount of $0.1875 per share. The record date for the dividend payment was February 15, 2007, and the payment date was March 1, 2007. During fiscal 2007, we paid quarterly dividends of $0.1875 per share on December 1, 2006, September 1, 2006, June 1, 2006, and March 1, 2006.

We paid quarterly dividends of $0.1625 per share on December 1, 2005 and September 1, 2005, and; on June 1, 2005, we paid a quarterly dividend of $0.125 per share.

On October 4, 2004, we paid a dividend of $40.0 million to stockholders of our common stock.

See Note 18 “Subsequent Events” regarding subsequent dividends declared.

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

18.    Subsequent Events

On April 8, 2007, 717,815 restricted stock units that vest ratably over four years were granted to certain employees, including executive officers, pursuant to the Company’s 2004 Long-Term Incentive Plan.

On April 25, 2007, our board of directors declared a quarterly dividend on our common stock in the amount of $0.225 per share of common stock. The record date for the dividend payment was May 15, 2007, and the payment date will be June 1, 2007.

19.    Selected Quarterly Financial Data—Unaudited

	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total
Fiscal 2007
Net sales	$1,398,023	$767,792	$375,728	$312,565	$2,854,108
Gross profit	185,649	108,346	40,621	49,844	384,460
Net income (loss)	58,316	(4,298)	(13,151)	(7,413)	33,454
Earnings (loss) per share:
Basic net earnings (loss) per share	$1.15	$(0.08)	$(0.26)	$(0.15)	$0.66
Diluted net earnings (loss) per share	$1.11	$(0.08)	$(0.26)	$(0.15)	$0.64

	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total
Fiscal 2006
Net sales	$1,356,910	$757,459	$323,089	$290,331	$2,727,789
Gross profit	169,172	109,853	50,542	60,512	390,079
Net income (loss)	49,387	23,309	(9,348)	3,029	66,377
Earnings (loss) per share:
Basic net earnings (loss) per share	$0.98	$0.46	$(0.19)	$0.06	$1.31
Diluted net earnings (loss) per share	$0.94	$0.44	$(0.19)	$0.06	$1.27

Quarterly variations in operating results are due to seasonal fluctuations in our business and, in the second quarter of fiscal 2007, the refinancing of our existing credit facility.

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

Management assessed the effectiveness of UAP Holding Corp’s internal control over financial reporting as of February 25, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework.

Based on this assessment, management determined that UAP Holding Corp. maintained effective internal control over financial reporting as of February 25, 2007.

Management’s assessment of the effectiveness of UAP Holding Corp’s internal control over financial reporting as of February 25, 2007, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

UAP Holding Corp.

Greeley, Colorado

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that UAP Holding Corp. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of February 25, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 25, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 25, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements as of and for the year ended February 25, 2007, of the Company and our report dated April 24, 2007, expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Denver, Colorado

April 24, 2007

Item 9B.    Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information relating to the Directors of UAP Holding Corp., as well as information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, will be contained in our definitive Proxy Statement involving the election of the Directors which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after February 25, 2007, and such information is incorporated herein by reference. Certain other information relating to the Executive Officers of UAP holding Corp. appears in Part I of this Report under the heading “Executive Officers of the Registrant.”

UAP Holding Corp’s Code of Business Conduct is available, free of charge, on our website www.uap.com under the heading “Investor Relations” (see “Corporate Governance”/ “Committees & Charters”), or by writing to UAP Holding Corp., 7251 W. 4th Street, Greeley Colorado 80634, c/o Vice President and Corporate Secretary. UAP Holding Corp.’s Code of Business Conduct applies to all of UAP’s directors, officers (including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer) and employees. Amendments to or waivers of the Code of Business Conduct granted to any of our directors or executive officers will be published on our website within five business days of such amendment or waiver.

Item 11.	Executive Compensation.

Information relating to executive compensation is contained in the Proxy Statement referred to above in “Item 10. Directors, Executive Officers, and Corporate Governance,” and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Information relating to security ownership of certain beneficial owners and management, equity compensation plans and related stockholder matters is contained in the Proxy Statement referred to above in “Item 10. Directors, Executive Officers, and Corporate Governance” and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information relating to certain relationships and related transactions and director independence is contained in the Proxy Statement referred to above in “Item 10. Directors, Executive Officers and Corporate Governance” and such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information relating to fees paid to and service performed by Deloitte and Touche LLP in fiscal 2007 and 2006 and our Audit Committee’s pre-approval policies and procedures with respect to non-audit services is contained in the Proxy Statement referred to above in “Item 10. Directors, Executive Officers and Corporate Governance,” and such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(4) (1) Financial Statements

The following financial statements of UAP Holding Corp., together with the Report of Independent Registered Public Accounting Firm, are included in Part II, Item 8 of this Report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at February 25, 2007, and February 26, 2006

•	Consolidated Statements of Earnings for the fiscal years ended February 25, 2007, February 26, 2006, and February 27, 2005.

•	Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 25, 2007, February 26, 2006, and February 27, 2005.

•	Consolidated Statements of Cash Flows for the fiscal years ended February 25, 2007, February 26, 2006, and February 27, 2005.

•	Notes to Financial Statements

(2) Financial Statement Schedules

Schedule 1—Condensed Financial Information of Registrant

Schedule 2—Valuation and Qualifying Accounts

(3) Exhibits

No.	Item
3.1	Certificate of Incorporation of UAP Holding Corp. dated as of October 28, 2003 (incorporated by reference to Exhibit 3.1 to UAP Holding Corp.’s Registration Statement on Form S-4 dated March 5, 2004 (File No. 333-113345)).

3.2	Certificate of Amendment dated November 24, 2003 to the Certificate of Incorporation of UAP Holding Corp. (incorporated by reference to Exhibit 3.2 to UAP Holding Corp.’s Registration Statement on Form S-4 dated March 5, 2004 (File No. 333-113345)).

3.3	Certificate of Designation, Preferences and Rights of Series A Redeemable Preferred Stock dated November 24, 2003 (incorporated by reference to Exhibit 3.3 to UAP Holding Corp.’s Registration Statement on Form S-4 dated March 5, 2004 (File No. 333-113345)).

3.4	By-Laws of UAP Holding Corp. as adopted on October 29, 2003 (incorporated by reference to Exhibit 3.4 to UAP Holding Corp.’s Registration Statement on Form S-4 dated March 5, 2004 (File No. 333-113345)).

3.5	Amended and Restated Certificate of Incorporation of UAP Holding Corp. filed with the Secretary of State of the State of Delaware on November 17, 2004 (incorporated by reference to Exhibit 3.5 to Amendment No. 6 to UAP Holding Corp.’s Registration Statement on Form S-1 dated November 18, 2004 (File No. 333-114278)).

3.6	Certificate of Elimination of Series A Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to UAP Holding Corp.’s Current Report on Form 8-K dated December 3, 2004 (File No. 000-51035)).

3.7	Amended and Restated Bylaws of UAP Holding Corp. (incorporated by reference to Exhibit 3.2 to UAP Holding Corp.’s Current Report on Form 8-K dated December 3, 2004 (File No. 000-51035)).

No.	Item
4.1	Indenture dated as of December 16, 2003, among United Agri Products, Inc., the Guarantors named therein and JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.4 to United Agri Products, Inc.’s Registration Statement on Form S-4 dated January 5, 2004 (File No. 333-111710)).

4.2	Amended and Restated Credit Agreement, dated as of November 29, 2004, by and among United Agri Products, Inc. and United Agri Products Canada, Inc., as borrowers, the other persons party thereto that are designated as credit parties, General Electric Capital Corporation, as Agent, L/C Issuer and a Lender and GE Canada Finance Company, as Canadian Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 4.1 to UAP Holding Corp.’s Current Report on Form 8-K dated December 3, 2004 (File No. 000-51035)).

4.3	First Consent and Limited Waiver and Amendment to Amended and Restated Credit Agreement, dated as of February 28, 2006, by and among United Agri Products, Inc., United Agri Products Canada Inc., as borrowers, the other persons party thereto that are designated as credit parties, General Electric Capital Corporation, as the initial L/C Issuer and Agent, GE Canada Finance Holding Company as Canadian Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to UAP Holding Corp.’s Current Report on Form 8-K dated March 3, 2006 (File No. 000-51035)).

10.1	Indemnification Agreement, dated as of November 24, 2003, by and among ConAgra Foods, Inc., United Agri Products, Inc., United Agri Products Canada Inc., 2326396 Canada, Inc., AG-Chem, Inc., Balcom Chemicals, Inc., UAP 23, Inc., Cropmate Company, CSK Enterprises, Inc., GAC 26, Inc., UAP 27, Inc., Genmarks, Inc., Grower Service Corporation (New York), HACO, Inc., Loveland Industries, Inc., Loveland Products, Inc., Midwest Agriculture Warehouse Co., Ostlund Chemical Co., Platte Chemical Co., Pueblo Chemical & Supply Co., Ravan Products, Inc., S.E. Enterprises, Inc., Snake River Chemicals, Inc., Transbas, Inc., Tri-River Chemical Company, Inc., Tri-State Chemicals, Inc., Tri-State Delta Chemicals, Inc., UAP/GA AG Chem, Inc., UAPLP, Inc., UAP 22, Inc., UAP Receivables Corporation, United Agri Products—Florida, Inc., United Agri Products Financial Services, Inc., Verdicon and YVC, Inc. (incorporated by reference to Exhibit 10.3 to United Agri Products, Inc.’s Registration Statement on Form S-4 dated January 5, 2004 (File No. 333-111710)).

10.2	Fertilizer Supply Agreement, dated as of November 24, 2003, between ConAgra International Fertilizer Company and United Agri Products, Inc. (incorporated by reference to Exhibit 10.4 to United Agri Products, Inc.’s Registration Statement on Form S-4 dated January 5, 2004 (File No. 333-111710)).

10.3	International Supply Agreement, dated as of November 24, 2003, between United Agri Products, Inc. and ConAgra Foods, Inc. (incorporated by reference to Exhibit 10.5 to United Agri Products, Inc.’s Registration Statement on Form S-4 dated January 5, 2004 (File No. 333-111710)).

10.4	Buyer Release Agreement, dated as of November 24, 2003, between ConAgra Foods, Inc. and the Acquired Companies (as defined therein) (incorporated by reference to Exhibit 10.6 to United Agri Products, Inc.’s Registration Statement on Form S-4 dated January 5, 2004 (File No. 333-111710)).

10.5	Seller Release Agreement, dated as of November 24, 2003, between ConAgra Foods, Inc. and UAP Holding Corp. (incorporated by reference to Exhibit 10.7 to United Agri Products, Inc.’s Registration Statement on Form S-4 dated January 5, 2004 (File No. 333-111710)).

10.6	2003 Stock Option Plan of UAP Holding Corp. (incorporated by reference to Exhibit 10.8 to United Agri Products, Inc.’s Registration Statement on Form S-4 dated January 5, 2004 (File No. 333-111710)).

10.7	Registration Rights Agreement, dated as of November 24, 2003, between UAP Holding Corp. and the Apollo Investors (incorporated by reference to Exhibit 10.15 to UAP Holding Corp.’s Registration Statement on Form S-4 dated March 5, 2004 (File No. 333-113345)).

10.8	2003 Deferred Compensation Plan of UAP Holding Corp (incorporated by reference to Exhibit 10.17 to UAP Holding Corp.’s Registration Statement on Form S-4 dated March 5, 2004 (File No. 333-113345)).

No.	Item
10.9	2004 Deferred Compensation Plan of UAP Holding Corp. (incorporated by reference to Exhibit 10.18 to Amendment to 5 to UAP Holding Corp.’s Registration Statement on Form S-1 dated November 9, 2004 (File No. 333-114278)).

10.10	2004 Non-Executive Director Stock Option Plan of UAP Holding Corp. (incorporated by reference to Exhibit 10.19 to Amendment to 5 to UAP Holding Corp.’s Registration Statement on Form S-1 dated November 9, 2004 (File No. 333-114278)).

10.11	Management Incentive Agreement, dated as of November 29, 2004, by and among UAP Holding Corp. and the holders listed on the signature pages hereto (incorporated by reference to Exhibit 10.1 to UAP Holding Corp.’s Current Report on Form 8-K dated December 3, 2004 (File No. 000-51035)).

10.12	Letter Agreement dated as of November 29, 2004, regarding termination of Management Consulting Agreement between United Agri Products, Inc. and Apollo Management V, L.P. (incorporated by reference to Exhibit 10.2 to UAP Holding Corp.’s Current Report on Form 8-K dated December 3, 2004 (File No. 000-51035)).
10.13	2004 Long-Term Incentive Plan of UAP Holding Corp. (incorporated by reference to Exhibit 10.3 to UAP Holding Corp.’s Current Report on Form 8-K dated December 3, 2004 (File No. 000-51035).

10.14	Letter Agreement, dated December 23, 2004, amending and restating the Letter Agreement, dated as of November 29, 2004, regarding termination of Management Consulting Agreement between United Agri Products, Inc. and Apollo Management V, L.P. (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to United Agri Products, Inc.’s Registration Statement on Form S-4 dated December 23, 2004 (File No. 333-111710)).

10.15	UAP Retirement Income Savings Plan, effective November 24, 2003 (incorporated by reference to Exhibit 10.1 to UAP Holding Corp’s Current Report on Form 8-K dated July 28, 2005, (File No. 333-113345)).

10.16	Separation and General Release Agreement, dated January 10, 2006, between Robert A. Boyce and UAP Distribution, Inc. (incorporated by reference to Exhibit 10.1 to UAP Holding Corp.’s Current Report on Form 8-K dated January 13, 2006 (File No. 000-51035)).

10.17	Form of 2007 Restricted Stock Unit Award Agreement of UAP Holding Corp. (incorporated by reference to Exhibit 10.01 to UAP Holding Corp’s Current Report on Form 8-K dated April 5, 2007, (File No. 000-51035)).

10.18	Form of Amendment to the 2006 Three Year Restricted Stock Unit Award Agreement of UAP Holding Corp. and 2006 Four Year Restricted Stock Unit Award Agreement of UAP Holding Corp. (incorporated by reference to Exhibit 10.02 to UAP Holding Corp.’s Current Report on Form 8-K dated April 5, 2007 (File No. 000-51035)).

10.19	UAP Form of Amended and Restated 2005 Restricted Stock Unit Award Agreement of UAP Holding Corp. (incorporated by reference to Exhibit 10.03 to UAP Holding Corp’s Current Report on Form 8-K dated April 5, 2005, (File No. 000-51035)).

21.1	List of Subsidiaries of UAP Holding Corp.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of April, 2007.

UAP HOLDING CORP.
(Registrant)

By:	/S/ L. KENNETH CORDELL
L. Kenneth Cordell President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ L. KENNETH CORDELL L. Kenneth Cordell	President, Chief Executive Officer and Director (principal executive officer)	April 24, 2007

/S/ DAVID W. BULLOCK David W. Bullock	Executive Vice President and Chief Financial Officer (principal financial officer)	April 24, 2007

/S/ ALAN E. KESSOCK Alan E. Kessock	Chief Accounting Officer and Corporate Controller (principal accounting officer)	April 24, 2007

/S/ SCOTT L. THOMPSON Scott L. Thompson	Director	April 24, 2007

/S/ STEVEN Y. GOLD Steven Y. Gold	Director	April 24, 2007

/S/ MICHAEL E. DUCEY Michael E. Ducey	Director	April 24, 2007

/S/ CARL J. RICKERTSEN Carl J. Rickertsen	Director	April 24, 2007

/S/ STAN PARKER Stan Parker	Director	April 24, 2007

/S/ THOMAS MIKLICH Thomas Miklich	Director	April 24, 2007

/S/ WILLIAM H. SCHUMANN III William H. Schumann III	Director	April 24, 2007

Schedule 1

UAP HOLDING CORP.

CONDENSED BALANCE SHEETS

(dollars in thousands except share and per share amounts)

	February 25, 2007	February 26, 2006
ASSETS
Current assets:
Cash and cash equivalents	$52	$54
Receivables of nonconsolidated affiliates	—	42,090
Other current assets	878	1,733

Total current assets	930	43,877
Deferred income taxes	—	9,089
Debt issue costs, net	—	3,082
Investment in affiliates	199,220	216,596
Other assets	82	113

Total assets	$200,232	$272,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18	$1
Payables to affiliates	20,225	—
Dividends Payable	9,599	9,528
Other accrued liabilities	136	650

Total current liabilities	29,978	10,179
Long-term debt	—	102,839

Stockholders’ equity:
Common stock, $.001 par value, 90,000,000 shares authorized, 51,194,620 and 50,814,430 issued and outstanding, respectively	51	51
Management stock—rabbi trust	—	3,956
Additional paid-in capital	138,569	117,392
Retained earnings	27,801	32,606
Accumulated other comprehensive loss	3,833	5,734

Total stockholders’ equity	170,254	159,739

Total liabilities and stockholders’ equity	$200,232	$272,757

See Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data

UAP HOLDING CORP.

CONDENSED STATEMENT OF EARNINGS

(dollars in thousands except share and per share amounts)

	Fiscal Year Ended February 25, 2007	Fiscal Year Ended February 26, 2006	Fiscal Year Ended February 27, 2005
Net sales	$—	$—	$—
Costs and expenses:	—	—	—
Cost of goods sold	—	—	—

Gross profit	—	—	—
Selling, general and administrative (income) expenses	3,141	(291)	1,448
Royalties, service charges and other (income) and expenses	(44,283)	—	—

Operating income (loss)	41,142	291	(1,448)
Third party interest expense	3,039	10,485	11,274
Finance related and other charges	19,218	330	8,814

Income (loss) from continuing operations before income taxes	18,885	(10,524)	(21,536)
Income tax (benefit)	8,143	(3,844)	(11,093)

Income (loss) from continuing operations	10,742	(6,680)	(10,443)
Equity in earnings of affiliates	22,712	73,057	39,255

Net income	$33,454	$66,377	$28,812

Earnings per share:
Basic	$0.66	$1.31	$0.60
Diluted	$0.64	$1.27	$0.58

Cash dividends declared per share of common stock	$0.75	$0.6375	$0.00

Weighted average shares outstanding:
Basic	50,972,368	50,494,690	48,041,306
Diluted	52,469,497	52,252,512	49,734,144

See Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data

UAP HOLDING CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Fiscal Year Ended February 25, 2007	Fiscal Year Ended February 26, 2006	Fiscal Year Ended February 27, 2005
Operations
Net income	$33,454	$66,377	$28,812

Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	—	34	—
Amortization of debt issuance costs	(967)	193	455
Accretion of discount on notes	—	10,391	8,878
Write-off of debt issuance costs	4,049	—	—
Equity in undistributed earnings of affiliates	17,376	(42,222)	16,417
Deferred tax (benefit)	9,089	(3,685)	(5,403)
Change in operating assets and liabilities	2,450	7,861	6,802

Net cash provided by operations	65,451	38,949	55,961

Investing	—	—	—
none

Net cash provided by (used for) investing	—	—	—

Financing
Debt issuance costs	—	(396)	(12)
Due to (from) nonconsolidated affiliates	61,939	(16,803)	(25,287)
Long-term debt redemption	(102,839)	—	—
Series A preferred stock redemption	—	—	(34,620)
Excess tax benefit from stock based compensation arrangements	12,791	—	—
Proceeds from sales of common stock offering, net of costs	—	—	43,144
Proceeds from exercise of stock options and additions to rabbi trust	844	1,009	150
Common stock dividend	(38,188)	(22,708)	(40,000)

Net cash (used for) financing	(65,453)	(38,898)	(56,625)

Net change in cash and equivalents	(2)	51	(664)
Net effect of exchange rates on cash and equivalents	—	—	5

Net change in cash and cash equivalents	(2)	51	(659)
Cash and cash equivalents at beginning of period	54	3	662

Cash and cash equivalents at end of period	$52	$54	$3

See Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data

Schedule 1 (continued)

Subsidiary dividends to parent

The wholly owned subsidiaries of UAP Holding Corp. paid dividends to UAP Holding Corp. (their parent company) of $38.2 million, $22.7 million, and $40.0 million during fiscal 2007, 2006, and 2005, respectively.

Schedule 2

Allowance for doubtful receivables

	Beginning of period	Charged against Income	Deductions		Balance at Close of Period
UAP Holding Corp
Year ended February 27, 2005
Allowance for doubtful receivables	$27,328	$(6,562)	$7,017	(a)	$13,749
Year Ended February 26, 2006
Allowance for doubtful receivables	$13,749	$(2,538)	$(1,559	)(a)	$12,770
Year Ended February 25, 2007
Allowance for doubtful receivables	$12,770	$2,137	$(828	)(a)	$15,735

(a)	Bad debts charged off, less recoveries