Form 10-Q
period 2007-05-27
UAP HOLDING CORP
filed 2007-07-03
CIK 1279529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 27, 2007

OR

☐                          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to             .

Commission File Number  000-51035

UAP Holding Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-3708834
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

7251 W. 4th Street, Greeley, Colorado	80634
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No  ☒

Class	Outstanding at June 29, 2007
Common Stock, par value $0.001 per share	51,959,272 shares

PART I. FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of UAP Holding Corp.

Greeley, Colorado

We have reviewed the accompanying consolidated balance sheets of UAP Holding Corp. and subsidiaries (the “Company”) as of May 27, 2007, and May 28, 2006, the related consolidated statements of earnings for the thirteen weeks ended May 27, 2007, and May 28, 2006, the consolidated statements of cash flows for the thirteen weeks ended May 27, 2007, and May 28, 2006, and the consolidated statement of stockholders’ equity for the thirteen weeks ended May 27, 2007. These interim financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of UAP Holding Corp. and subsidiaries as of February 25, 2007, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated April 24, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 25, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Denver, Colorado

June 29, 2007

UAP HOLDING CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
UNAUDITED

	May 27, 2007	February 25, 2007	May 28, 2006
ASSETS
Current assets:
Cash and cash equivalents	$13,049	$19,506	$29,800
Receivables, less allowance for doubtful accounts of $20,840, $15,735, and $14,634	1,280,852	338,229	1,131,516
Inventories	793,749	883,033	714,215
Deferred income taxes	27,887	28,046	21,546
Vendor prepay	10,558	64,700	9,833
Other current assets	10,116	8,547	5,642
Total current assets	2,136,211	1,342,061	1,912,552
Property, plant and equipment	154,575	145,455	119,264
Less accumulated depreciation	(38,204)	(35,234)	(26,793)
Property, plant and equipment, net	116,371	110,221	92,471
Intangible assets, net	48,259	50,076	26,255
Goodwill	45,581	45,138	35,551
Deferred income taxes	5,321	4,448	8,674
Debt issue costs, net	5,144	5,445	15,957
Other assets	1,766	1,797	1,715
Total assets	$2,358,653	$1,559,186	$2,093,175
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,434,026	$926,632	$1,408,791
Short-term debt	313,278	184,739	133,784
Income taxes payable	37,357	—	24,901
Accrued payroll and related liabilities	27,733	5,820	26,675
Deferred income taxes	2,214	2,200	1,496
Other accrued liabilities	93,441	72,631	89,514
Total current liabilities	1,908,049	1,192,022	1,685,161
Long-term debt	171,953	172,390	175,347
Deferred income taxes	17,097	17,953	19,152
Other non-current liabilities	9,585	6,567	1,854
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $.001 par value, 90,000,000 shares authorized, 51,534,193, 51,194,620, and 50,967,958 issued and outstanding, respectively	52	51	51
Management stock — rabbi trust	—	—	1,978
Additional paid-in capital	143,577	138,569	121,661
Retained earnings	102,642	27,801	81,377
Accumulated other comprehensive income	5,698	3,833	6,594
Stockholders’ equity	251,969	170,254	211,661
Total liabilities and stockholders’ equity	$2,358,653	$1,559,186	$2,093,175

The accompanying notes are an integral part of the financial statements.

UAP HOLDING CORP.
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except share data)
UNAUDITED

	Thirteen Weeks Ended
	May 27, 2007	May 28, 2006
Net sales	$1,605,018	$1,398,023
Cost of goods sold	1,365,017	1,212,374
Gross profit	240,001	185,649
Selling, general and administrative expenses	98,973	88,974
Royalties, service charges and other (income) and expenses	(9,298)	(7,348)
Operating income	150,326	104,023
Interest expense, net	7,996	8,289
Finance related and other charges	—	482
Income before income taxes	142,330	95,252
Income tax expense	54,647	36,936
Net income	$87,683	$58,316
Earnings per share:
Basic	$1.71	$1.15
Diluted	$1.66	$1.11
Cash dividends declared per share of common stock	$0.2250	$0.1875
Weighted average shares outstanding:
Basic	51,425,987	50,851,510
Diluted	52,759,521	52,370,178

The accompanying notes are an integral part of the financial statements.

UAP HOLDING CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
UNAUDITED

	Thirteen Weeks Ended
	May 27, 2007	May 28, 2006
Operations
Net income	$87,683	$58,316
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	3,080	2,876
Stock compensation	1,762	836
Amortization of intangibles	1,817	433
Deferred taxes	(1,869)	646
Accretion of discount on notes	—	2,792
Other	(1,608)	850
Change in operating assets and liabilities, net of effects of acquisitions:
Increase in receivables, net	(940,287)	(807,871)
Increase in current liabilities and non-current liabilities	587,676	603,886
Decrease in inventory	90,001	31,884
Decrease in other operating assets and liabilities	53,657	63,457
Net cash used for operations	(118,088)	(41,895)
Investing
Additions to property, plant and equipment	(8,756)	(6,703)
Additions to purchase price of previous acquisitions	(4,294)	—
Proceeds from sales of assets	44	7,542
Acquisition of business, net of cash acquired	—	(13,627)
Net cash used for investing	(13,006)	(12,788)
Financing
Net borrowings on revolving line of credit	128,483	—
Dividends paid	(9,599)	(9,528)
Excess income tax benefits from stock-based compensation arrangements	4,418	1,572
Checks not yet presented	1,531	12,906
Other	107	123
Net cash provided by financing	124,940	5,073
Net effect of exchange rates on cash and cash equivalents	(303)	242
Net change in cash and cash equivalents	(6,457)	(49,368)
Cash and cash equivalents at beginning of period	19,506	79,168
Cash and cash equivalents at end of period	$13,049	$29,800
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7,946	$662
Cash paid during the period for income taxes	$250	$1,251
Dividends declared but not yet paid	$11,595	$9,545

The accompanying notes are an integral part of the financial statements.

UAP HOLDING CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
UNAUDITED

Thirteen Weeks Ended May 27, 2007	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at February 25, 2007	$51	$138,569	$27,801	$3,833	$170,254
Adoption of FASB Interpretation No. 48	—	—	(1,247)	—	(1,247)
Adjusted balance at beginning of period	51	138,569	26,554	3,833	169,007
Comprehensive income:
Net income	—	—	87,683	—	87,683
Cash flow hedges	—	—	—	538	538
Foreign currency translation adjustment	—	—	—	1,327	1,327
Total comprehensive income					89,548
Exercise of stock options	1	544	—	—	545
Stock compensation — stock options and restricted stock units	—	1,925	—	—	1,925
Stock and stock options income tax benefits	—	4,418	—	—	4,418
Holdback for payroll taxes on restricted stock units vested and issued	—	(1,879)	—	—	(1,879)
Dividend to stockholders	—	—	(11,595)	—	(11,595)
Balance at May 27, 2007	$52	$143,577	$102,642	$5,698	$251,969

The accompanying notes are an integral part of the financial statements.

UAP HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen Week Periods Ended May 27, 2007, and May 28, 2006

UNAUDITED

1. Description of the Business and Significant Accounting Policies

Interim Financial Statements. The accompanying unaudited consolidated financial statements of UAP Holding Corp. and its subsidiaries (the “Company,” “UAP,” “we,” “us,” and “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and reflect all adjustments (consisting of normal recurring accruals and changes in estimates) which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. The results reported in these interim financial statements are not necessarily indicative of the results that may be reported for the entire year. These financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended February 25, 2007.

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

Fiscal Year. Our fiscal year includes a 52- or 53-week period ending on the last Sunday in February. The fifty-two weeks ended February 24, 2008, will be referred to as “fiscal 2008,”and the fifty-two weeks ended February 25, 2007 will be referred to as “fiscal 2007.”

Seasonality. Our business is seasonal based upon the planting, growing, and harvesting cycles of our customers’ operations. Because of this seasonality, we experience significant fluctuations in our revenues, income, and net working capital levels. During the last three years, as a result of the condensed nature of the planting season, more than 75% of our net sales occurred during the first and second fiscal quarters. Weather conditions and changes in the mix of crops planted can also cause quarterly results to vary.

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

Vendor Rebate Receivables. We receive vendor rebates, primarily from our chemical and seed suppliers. These rebates are usually covered by binding agreements and published programs but can also be open-ended, subject to future definition or revision. Rebates earned are generally based on achieving targeted sales, purchases, volume tiers, or on achieving targeted sales growth or market share growth rates.

Rebates typically cover performance during the crop year, which is based on the planting, growing, and harvesting cycles and differs from our fiscal year. The crop year for fiscal 2008 began as early as September 2006 and will end as late as December 31, 2007, depending on the supplier. Because of the timing of the crop year relative to our fiscal year and because our vendor programs are typically not multi-year programs, the rebate income earned and recognizable for the crop year ended during the current fiscal year will largely be received by our fiscal year-end and the related rebate income recognized.   Since we estimate rebates earned from our suppliers throughout the year, changes in estimates can impact our margin percentages by quarter.  The programs that start late in one fiscal year and conclude in the subsequent fiscal year typically will not result in significant income in the starting fiscal year because sales activity during that period, the winter season, is significantly less.

Rebates that are probable and reasonably estimable are accrued at expected rates based on total estimated crop year performance. Rebates that are not probable or estimable are accrued when certain milestones are achieved. Rebates not covered by binding agreements or published vendor programs are accrued when conclusive documentation of right of receipt is obtained.

Rebates based on the amount of materials purchased reduce cost of goods sold as inventory is sold. Rebates that are based on sales volume are offset to cost of goods sold when we determine they have been earned based on our sales volume of related products.

Earnings Per Share. Earnings per share are based on the weighted average number of shares of common stock outstanding during the period as follows:

	Thirteen Weeks Ended
Earnings per share	May 27, 2007	May 28, 2006
	(in thousands, except share data)
Net income	$87,683	$58,316
Weighted average shares of common stock outstanding used in computing basic earnings per share	51,425,987	50,851,510
Net effect of dilutive stock options and restricted stock units	1,333,534	1,518,668
Weighted average shares of common stock used in computing diluted earnings per share	52,759,521	52,370,178
Basic earnings per share	$1.71	$1.15
Diluted earnings per share	$1.66	$1.11

2. Accounting Developments

Adoption of New Accounting Pronouncement.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 was effective for fiscal years beginning after December 15, 2006.

On February 26, 2007, the Company adopted the provisions of FIN No. 48. The cumulative effect of adoption was a $1.2 million reduction of retained earnings. At February 25, 2007, the total amount of unrecognized tax benefits was $4.4 million, all of which would impact the effective tax rate, if recognized.  Approximately $4.1 million of the unrecognized tax benefits are reflected in “Other non-current liabilities.”

Interest and penalties associated with uncertain tax positions are recognized as components of “Income tax expense.” The Company’s accrual for interest and penalties was $0.2 million upon adoption of FIN No. 48.

The U.S. Internal Revenue Service has submitted its examination findings allowing our requested refund for the tax years of fiscal 2004 and fiscal 2005 to the Joint Committee of Taxation for approval.  The results of the examination have been reflected in the financial statements. The Company is subject to US federal, state, local and Canadian income tax audits by taxing authorities for fiscal 2004 through fiscal 2007. It is reasonably possible that the amount of unrecognized tax benefits could change in the next 12 months but an estimate of the range cannot be made at this time.

Recent Accounting Pronouncements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within such years. We will adopt SFAS 157 in our first quarter of fiscal 2009, as required. We are currently evaluating the new standard. However, the adoption of SFAS 157 is not expected to have a material impact on our business, financial condition, cash flow, results of operations, or liquidity.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement requires a business entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. An entity may decide whether to elect the fair value option for each eligible item on its election date, subject to certain requirements described in the statement. This statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. We will adopt SFAS 159 in our first quarter of fiscal 2009, as required. We are currently reviewing the requirements of this statement and, at this point in time, we cannot determine the impact, if any, that this statement may have on our business, financial condition, cash flow, results of operations, or liquidity.

3. Acquisitions and Divestitures

During fiscal 2007, we acquired eleven businesses. Our major acquisitions were (a) the first fiscal quarter purchase of the remaining 50% share of our joint venture in UAP Timberland LLC (“Timberland”), (b)  the third fiscal quarter purchase of Terral AgriServices, Inc. and certain assets of Terral FarmService, Inc. and Wisner Elevator, Inc. (collectively, “Terral”) , and (c) the fourth fiscal quarter purchase of  certain retail and service assets of AGSCO, Inc. and AG Depot, Inc., and certain retail distribution assets of Boettcher Enterprises.  The total initial purchase price of these acquisitions was $70.1 million. We also acquired seven retail distribution locations from independent retail distributors for an initial purchase price of $12.0 million.

In the thirteen weeks ended May 26, 2006, we paid $13.6 million of purchase price for acquisitions, net of cash received, and assumed liabilities of $12.0 million.  There were no acquisitions in the thirteen weeks ended May 27, 2007.  However, we paid an additional $4.3 million in the thirteen weeks ended May 27, 2007 for certain items related to fiscal 2007 acquisitions.  Although we are still finalizing our purchase accounting for several of the acquisitions completed in fiscal 2007, any future adjustment to the purchase price allocations of these acquisitions is expected to be immaterial.

4. Royalties, Service Charges and Other (Income) and Expenses

Royalties, service charges and other (income) and expenses consist of the following:

	Thirteen Weeks Ended
Royalties, service charges and other (income) and expenses	May 27, 2007	May 28, 2006
	(in thousands)
Royalty income	$(3,729)	$(3,210)
Service charges income	(2,749)	(1,842)
Commission income	(882)	(761)
Currency translation gain	(817)	(148)
Gain on sale of leased assets	(604)	(978)
Miscellaneous income	(517)	(409)
Total	$(9,298)	$(7,348)

5. Certain Asset Accounts

Receivables and Allowance for Doubtful Accounts. Our receivables include receivables from customers net of allowances for doubtful accounts, vendor rebates receivable, and miscellaneous receivables. At May 27, 2007, February 25, 2007, and May 28, 2006, the net receivables from customers were $1,100.5 million, $273.4 million, and $955.4 million, respectively, vendor rebates receivable were $167.2 million, $47.4 million, and $158.4 million, respectively, and miscellaneous receivables were $13.2 million, $17.4 million, and $17.7 million, respectively. At May 27, 2007, February 25, 2007, and May 28, 2006, the allowance for doubtful accounts totaled $20.8 million, $15.7 million, and $14.6 million, respectively.

Inventory and Inventory Reserves. Inventory consists primarily of chemicals, fertilizer, and seed products purchased from our suppliers or produced by one of our three formulation facilities, for resale to our customers. We record inventory at the lower of cost or market. We maintain a perpetual inventory system, which we reconcile to physical counts at each location periodically.

Each fiscal quarter, we analyze our inventory against historical sales of inventory products to determine which SKU items may be obsolete or slow-moving. A reserve is then established based on this analysis. The reserve is intended to reflect the difference between our cost and net realizable value of inventory. Our reserves for slow-moving and obsolete inventory items were $8.9 million, $7.1 million, and $5.7 million at May 27, 2007, February 25, 2007, and May 28, 2006, respectively.

Inventories are comprised of the following:

Inventory	May 27, 2007	February 25, 2007	May 28, 2006
	(in thousands)
Raw materials and work in process	$16,868	$18,129	$11,768
Finished goods	776,881	864,904	702,447
Total	$793,749	$883,033	$714,215

Goodwill. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business acquisitions plus acquisition costs. Goodwill is not amortized. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we test goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. We completed our latest goodwill impairment test at November 26, 2006, and determined that there was no impairment at that date. We may be subject to earnings volatility if goodwill impairment occurs at a future date. At May 27, 2007, February 25, 2007, and May 28, 2006, goodwill totaled $45.6 million, $45.1 million, and $35.6 million, respectively.

Debt Issuance Costs. Our debt issuance costs net of amortization were $5.1 million, $5.4 million, and $16.0 million at
May 27, 2007, February 25, 2007, and May 28, 2006, respectively. In June 2006, we wrote off $16.0 million of debt issuance costs related to our previous debt instruments at the time they were paid off. Our debt issuance costs at May 27, 2007, consist of costs related to replacing our credit facility and establishing a new senior secured credit facility. Our debt issuance costs at May 28, 2006, consisted of costs associated with United Agri Products’ revolving credit facility, United Agri Products’ 8 1/4% Senior Notes due 2011 (the “8 1/4% Senior Notes”), and our 10 3/4% Senior Discount Notes due 2012 (the “10 3/4% Senior Discount Notes”). Deferred debt issue costs are being amortized on a straight-line basis, which approximates the effective interest method, over the terms of the related debt. The related amortization is recognized as interest expense and other amortization expense.

6. Hedging Activities

Derivative Instruments. In July 2006, in compliance with the terms of our new credit facility, we entered into two interest rate swaps to manage exposure to changes in cash flows related to changes in the variable interest rate on a portion of our long-term debt. Under the terms of the swaps, we pay a designated fixed rate and receive a variable rate which is based on LIBOR. The rate received is expected to offset the variable rate to be paid on the long term debt which is also based on LIBOR.

At May 27, 2007, the notional value of the interest rate swaps was $165 million. The notional values of these amortizing swaps will decline to $90 million prior to expiration in July 2011. The fair value of the interest rate swaps at May 27, 2007, was ($1.7) million and is classified as “Other non-current liabilities” on the balance sheet. The mark-to-market loss, net of taxes, deferred in other comprehensive income at May 27, 2007, is $1.1 million.  During the thirteen weeks ended May 27, 2007, the critical terms of the hedge and the hedged items did not change and there has been no adverse change in the risk of default by counterparties to the swap since inception. As a result, no gain or loss has been recognized due to hedge ineffectiveness.

7. Stock-Based Compensation

Our stock-based compensation programs include non-qualified stock options, restricted stock units, and deferred compensation. At May 27, 2007, our stock compensation programs were in accordance with the equity compensation plans maintained by the company: the 2004 Long-Term Incentive Plan (the “2004 LTIP”), the 2003 Stock Option Plan (the “2003 Plan”), the 2004 Non-Executive Director Stock Option Plan (the “Director Option Plan”), and the Director Deferred Compensation Plan (the “Director DCP”).

The following table summarizes the outstanding options, including the related activity in the thirteen weeks ended May 27, 2007:

Stock Options	Shares Subject to Option	Weighted- Average Exercise Price Per Share
Balance at February 25, 2007 (2,161,639 shares vested and exercisable)	2,511,278	$2.56
Granted	—	$—
Exercised	(212,758)	$2.56
Forfeited	—	$—
Balance at May 27, 2007 (1,958,770 shares vested and exercisable)	2,298,520	$2.56

At May 27, 2007, there was $0.1 million of unrecognized compensation cost related to unvested stock options. The weighted-average remaining contractual life at May 27, 2007 was 4.5 years, for both outstanding and exercisable options.

In the thirteen weeks ended May 27, 2007, and May 26, 2006, 717,620 and 510,500 shares of restricted stock, respectively, were granted, at the weighted-average fair market value of $25.70 per share and $20.81 per share, respectively.

Compensation expense is recognized over the vesting periods of the awards.  The recorded amounts for the thirteen weeks ended May 27, 2007, and May 28, 2006, all of which primarily relates to restricted stock, was $2.0 million and $1.0 million, respectively.

At May 27, 2007, there was approximately $24.5 million of unrecognized compensation expense, before taxes and net of estimated forfeitures, related to restricted stock unit grants, which will be recognized over a weighted average period of 3.4 years.

8. Income Taxes

We adopted FIN No. 48 on February 26, 2007. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on subsequent adjustment of recorded amounts, classification of interest and penalties, accounting in interim periods, disclosure, and transition.  Refer to “Adoption of New Accounting Pronouncement” in Note 2 for the discussion regarding the cumulative effect of adopting FIN No. 48.

9. Debt

In June 2006, our wholly owned subsidiary, United Agri Products, Inc. replaced both its revolving credit facility and senior notes and entered into a new senior secured credit facility. The new senior secured credit facility provides for (a) a new six-year $175 million term loan facility and, (b) a five-year senior secured asset based revolving credit facility in an aggregate principal amount of $675 million, including $50 million for letters-of-credit (jointly referred to hereafter as “the new credit facility,” or the “senior secured credit facility”). Availability of the revolving credit facility is subject to a borrowing base formula, which includes availability of an over-advance during certain periods. The new credit facility provides that interest rates are based on, at United Agri Products, Inc.’s option, (a) LIBOR plus the applicable margin or (b) the base rate, which will be the higher of (i) the rate publicly quoted by the Wall Street Journal as the “base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks” or (ii) the Federal Funds rate plus 0.50%, plus the applicable margin.

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

In June 2006, UAP Holding Corp. and United Agri Products, Inc. consummated the tender offers and consent solicitations for the 10 3/4% Senior Discount Notes due 2012 issued by UAP Holding Corp. and the 8 1/4% Senior Notes due 2011 issued by United Agri Products, Inc. (collectively, the “Senior Notes”). The companies accepted for purchase $123.1 million principal amount at maturity of the 10 3/4% Senior Discount Notes (representing 98.5% of the previously outstanding 10 3/4% Senior Discount Notes) and $203.5 million principal amount of the 8 1/4% Senior Notes representing approximately 99.9% of the previously outstanding 8 1/4% Senior Notes. Total consideration paid for the notes tendered plus accrued interest thereon was $120.6 million for the 10 3/4% Senior Discount Notes and $227.2 million for the 8 1/4% Senior Notes. These payments and related expenses were financed through borrowings under the new senior secured credit facility.

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

At May 27, 2007, there was $675.0 million of total borrowing capacity under the revolving credit facility and United Agri Products had aggregate borrowing availability thereunder of $348.1 million (after giving effect to $311.5 million of revolving loans and $15.4 million of letters of credit under the sub-facility).

At May 27, 2007, we believe that the permitted distributions available to pay dividends under the restricted payment covenant of the senior secured credit facility would be approximately $105.6 million before giving effect to the June 1, 2007 dividend payment of $11.6 million.

Our weighted average interest rate on short term borrowings outstanding at May 27, 2007, was 6.6%.

Our senior secured credit facility contains certain customary representations, warranties, and affirmative covenants. At May 27, 2007, we were in compliance with all covenants under our senior secured credit facility.

Total current and long-term debt at May 27, 2007, February 25, 2007, and May 28, 2006, consisted of the following:

Debt	May 27, 2007	February 25, 2007	May 28, 2006
	(in thousands)
Total debt
Senior Secured Asset Based Revolving Credit Facility	$311,528	$182,989	$—
Term Loan Facility	173,688	174,125	—
8 1/4% Senior Notes	15	15	203,500
10 3/4% Senior Discount Notes, at accreted value	—	—	105,631
Total debt	485,231	357,129	309,131
Less: current portion
Senior Secured Asset Based Revolving Credit Facility	$311,528	$182,989	$—
Term Loan Facility	1,750	1,750	—
Senior notes to be refinanced with revolving credit facility	—	—	133,784
Total long-term debt	$171,953	$172,390	$175,347

Maturities of debt in the remainder of fiscal 2008 and each of the five subsequent years are as follows:

Fiscal Year Ending	At May 27, 2007
(in thousands)
2008	$313,293
2009	1,750
2010	1,750
2011	1,750
2012	1,750
2013 and thereafter	164,938
Total	$485,231

10. Incentive-Based Compensation Plan

We have an incentive-based compensation plans for officers and key employees.  Factors considered in the plans include growth, profitability, individual performance of each operating center, and key performance metrics, including overall company operating performance. Amounts charged to expense totaled $13.7 million and $11.7 million in the thirteen weeks ended May 27, 2007, and May 28, 2006, respectively.

11. Dividends

On March 1, 2007, we paid an $0.1875 per share dividend.

On April 25, 2007, our board of directors declared a quarterly dividend on our common stock in the amount of $0.225 per share of common stock. We paid this dividend on June 1, 2007, to shareholders of record at May 15, 2007.

12. Business Segment and Related Information

The company has one reporting segment engaged in the sale of agricultural inputs to growers and regional dealers.

Net sales and long-lived assets by geographical area are as follows:

	Thirteen Weeks Ended
Net sales	May 27, 2007	May 28, 2006
	(in thousands)
United States	$1,577,020	$1,371,383
Canada	27,998	26,640
Total	$1,605,018	$1,398,023

Long-lived assets	May 27, 2007	February 25, 2007	May 28, 2006
	(in thousands)
United States	$221,222	$216,238	$180,061
Canada	1,220	887	562
Total	$222,442	$217,125	$180,623

Long-lived assets consist of property, plant and equipment, net of depreciation, goodwill, indefinite life and amortizable intangibles, and other assets. Long-lived assets by geographical area are based on the location of facilities.

Net sales by product category are as follows:

	Thirteen Weeks Ended
Net sales by product category	May 27, 2007	May 28, 2006
	(in thousands)
Chemicals	$732,034	$713,949
Fertilizer	480,127	334,330
Seed	357,577	321,615
Other	35,280	28,129
Total	$1,605,018	$1,398,023

13. Related Party Transactions

In March 2006, certain funds affiliated with Apollo Management V, L.P., a major stockholder of UAP Holding Corp., and current and former employees, including certain members of our management sold 9,322,858 of UAP Holding Corp.’s common shares in a secondary offering pursuant to a shelf registration statement. The sale, from which UAP Holding Corp. received no proceeds, represented approximately 18.5% of the current shares outstanding. Immediately following this sale, Apollo beneficially owned approximately 17% of UAP Holding Corp.’s outstanding common stock and our management team’s beneficial ownership of UAP Holding Corp., including vested options, decreased to approximately 6.0%.

In November 2006, certain funds affiliated with Apollo Management V, L.P., and current and former employees, including certain members of our management sold an additional 9,322,857 of UAP Holding Corp.’s common shares in a secondary offering pursuant to a shelf registration statement. The sale, from which UAP Holding Corp. received no proceeds, represented approximately 18.3% of the current shares outstanding. Immediately following this sale, Apollo no longer beneficially owned any of UAP Holding Corp.’s outstanding common stock and our management team’s beneficial ownership of UAP Holding Corp., including vested options, decreased to approximately 4.4%.

14. Commitments and Contingencies

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

Tax contingencies are provided for under FIN No. 48. See Note 2 and Note 8.

We are a party to a number of lawsuits and claims arising out of the operation of our businesses. Our management believes the ultimate resolution of such matters should not have a material adverse effect on our our business, financial condition, cash flow, results of operations, or liquidity.

In some cases, pursuant to indemnity agreements, third parties (including government reimbursement funds and insurers) may contribute to the costs of cleanup at certain sites. Pursuant to the asset purchase agreement dated November 24, 2003, in which ConAgra sold United Agri Products and its related businesses to UAP Holding Corp., ConAgra has agreed to provide us with a partial reimbursement of costs that we may incur relating to any cleanup requirements due to environmental conditions at our Greenville, Mississippi facility prior to our purchase of the site from them in November 2003. Additionally, on October 14, 2002, December 23, 2002, and December 31, 2002, three separate lawsuits were filed in the Circuit Court of Washington County, Mississippi against our subsidiary, Platte Chemical Company (“Platte”), and certain former employees of Platte, relating to alleged releases from Platte’s Greenville, Mississippi facility. The plaintiffs in such suits are seeking compensation for alleged personal injury and property damage. In connection with the Acquisition, ConAgra agreed to partially reimburse us, subject to a cap, for fees and expenses we incur in connection with such lawsuits. Subsequent to November 23, 2003, another lawsuit not covered by the ConAgra cost sharing agreement was filed in the Circuit Court of Washington County, Mississippi against us, which lawsuit relates to the same alleged releases from the Greenville, Mississippi facility. While discovery in the Greenville litigations is not yet complete, based on information available to us at this time we do not believe that such litigations, if adversely determined, would have a material adverse effect on our business, financial condition, cash flow, results of operations, and liquidity.

ITEM 2.                              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless the context requires otherwise, all references to “Company,” “we,” “us,” “ours,” and “UAP” refer specifically to UAP Holding Corp. and its consolidated subsidiaries. Additionally, all references to “United Agri Products” refer specifically only to United Agri Products, Inc., and its subsidiaries, and all references to “United Agri Products, Inc.” refer specifically to United Agri Products, Inc., excluding its subsidiaries.

We intend for this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) to provide the reader with information that will assist in understanding our business, financial condition, cash flow, results of operations, or liquidity for the periods presented. You should read this MD&A in conjunction with our consolidated financial statements and the accompanying notes thereto appearing elsewhere in this report. The results of operations for the thirteen weeks ended May 27, 2007, are not necessarily indicative of the results to be expected for other interim periods or for the full fiscal year. This section should also be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 25, 2007.

We operate on a 52- or 53-week fiscal year. Fiscal years are identified in this report according to the calendar year in which they ended. The fifty-two weeks ended February 24, 2008, will be referred to as “fiscal 2008,”and the fifty-two weeks ended February 25, 2007, will be referred to as “fiscal 2007.”

In addition, the statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business, our liquidity and capital resources, and the other non-historical statements in the discussion and analysis are forward-looking statements. See “Forward-Looking Statements.”

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

Our operations entail a network of approximately 370 sales and distribution facilities and three formulation plants strategically located in major crop-producing areas of the United States and Canada. Our business is highly seasonal based upon the planting, growing, and harvesting cycles of our customers’ operations. As a result of this seasonality, we experience significant fluctuations in our revenues, net income, and net working capital levels throughout our fiscal year.  During the last three years, because of the condensed nature of the planting season, more than 75% of our net sales occurred during the first and second fiscal quarters of each year.  Weather conditions and changes in the mix of crops planted can also cause quarterly results to vary.

Fiscal 2007 Acquisitions

One of our key initiatives is to grow our retail business by leveraging our size and leading market share across North America. We study our market share by state, county, and customer, and develop sales initiatives at local and regional levels to address any gaps and opportunities we have in our distribution network for chemicals, fertilizer, and seed. Where our data indicates an opportunity, we have the potential to add sales personnel and/or locations and assets, or acquire businesses to fill gaps in our coverage.

During fiscal 2007, we completed eleven acquisitions, including the following:

•                  During the first fiscal quarter of 2007, we purchased the remaining 50% share of our joint venture in UAP Timberland and we acquired a retail distribution location from an independent retail distributor.

•                  During the third fiscal quarter of 2007, we acquired Terral AgriServices, Inc. and certain assets of Terral FarmService, Inc. and Wisner Elevator, Inc. (collectively, “Terral”). In addition to the Terral acquisition, we acquired three retail distribution locations from independent retail distributors.

•                  During the fourth fiscal quarter of 2007, we acquired certain retail and service assets of AGSCO, Inc. and AG Depot, Inc. In addition, we acquired certain retail distribution assets of Boettcher Enterprises, and three retail distribution locations from independent retail distributors.

For these acquisitions, we paid $82.1 million in fiscal 2007 and an additional $4.3 million in fiscal 2008. There were no acquisitions in the thirteen weeks ended May 27, 2007.

We will continue to analyze and pursue additional acquisition candidates as appropriate opportunities arise.

Other Factors Impacting Our Results

According to the June 29, 2007 “Acreage and Grain Stocks” report published by the National Agricultural Statistics Service of the USDA, the 2007 planted corn acreage of 92.9 million acres increased 19 percent from the 78.3 million acres planted in 2006. In contrast, soybean acres were down 15 percent from the record high acres planted in 2006 and planted cotton acres were the lowest since 1989, down 28 percent from 2006.  Our fiscal 2008 first quarter results reflect this shift in our customers’ acreage of specific crops.  The impact of higher corn production, primarily resulting from increased demand associated with ethanol production, is reflected in increased fertilizer sales for the first fiscal quarter of 2008.  Our operations in the Midwest portions of the United States are experiencing the most significant sales increases from increased corn acreage.  However, the decrease in both soybean and cotton planted acres for fiscal 2008 have resulted in lower sales from inputs on those crops.   Our operations, particularly in the Southern portion of the United States, will experience lower input sales due to lower planted acreage of cotton, as cotton requires more intensive inputs than corn crops.  The impact of these fluctuations in planted acres on the agricultural distribution industry and other industries (such as livestock production, fertilizer manufacturing, textiles, and food processing) on the remainder of fiscal 2008 and future years is difficult to predict and will continue to evolve over time.

RESULTS OF OPERATIONS

Analysis of Consolidated Statements of Earnings

	Thirteen Weeks Ended
	May 27, 2007	May 28, 2006	Percent Change
	(in thousands, except share data)
Net sales	$1,605,018	$1,398,023	14.8%
Cost of goods sold	1,365,017	1,212,374	12.6%
Gross profit	240,001	185,649	29.3%
Selling, general and administrative expenses	98,973	88,974	11.2%
Royalties, service charges and other (income) and expenses	(9,298)	(7,348)	26.5%
Operating income	150,326	104,023	44.5%
Interest expense	7,996	8,289	(3.5%)
Finance related and other charges	—	482	NM
Income before income taxes	142,330	95,252	49.4%
Income tax expense	54,647	36,936	48.0%
Net income	$87,683	$58,316	50.4%
Earnings per share:
Basic	$1.71	$1.15	48.7%
Diluted	$1.66	$1.11	50.0%
Effective tax rate	38.4%	38.8%
Comparison as a Percent of Net Sales:
Gross margin	15.0%	13.3%
Selling, general and administrative expenses	6.2%	6.4%
Operating income	9.4%	7.4%
Income before income taxes	8.9%	6.8%
Net income	5.5%	4.2%
NM = Not Meaningful

Thirteen Weeks Ended May 27, 2007, Compared to Thirteen Weeks Ended May 28, 2006

Net Sales. Sales increased 14.8% to $1,605.0 million in the thirteen weeks ended May 27, 2007, compared to $1,398.0 million for the thirteen weeks ended May 28, 2006.

Sales of chemicals increased to $732.0 million in the thirteen weeks ended May 27, 2007, from $713.9 million in the thirteen weeks ended May 28, 2006. Acquired businesses contributed approximately $50 million of retail chemicals sales, some of which was offset by lost wholesale sales as some of our acquisitions were former wholesale customers.  Sales of herbicides increased from last year, primarily due to acquisitions and increased sales of glyphosate herbicides as a result of increased adoption of glyphosate tolerant corn.   Insecticide sales decreased due to the adoption of insect resistant corn seed to protect from corn rootworm, resulting in less insecticides used at planting time. Fungicide sales increased as more applications for general plant health took place.

Sales of fertilizer increased to $480.1 million in the thirteen weeks ended May 27, 2007, from $334.3 million in the thirteen weeks ended May 28, 2006.  Acquired businesses contributed approximately $30 million of the increase.  Aside from acquisition activity, increases in volumes sold and an improvement in per ton selling prices drove the remainder of the difference.  Volume and price growth were due to increased grower demand, mainly as growers switched their planted acreage to corn from soybeans in the Midwest, and needed to replenish nutrients in the soil.  Volumes were also driven by application timing.  Fertilizer is typically applied either in the fall or spring seasons, depending on weather and fertilizer prices. Our experience in our third and fourth quarters of fiscal 2007 led us to believe that growers delayed fertilizer applications in the fall and winter months, thereby driving increased applications in our first quarter of fiscal 2008.

Sales of seed increased to $357.6 million in the thirteen weeks ended May 27, 2007, from $321.6 million in the thirteen weeks ended May 28, 2006. Acquired businesses represented approximately $28 million of the increase.  The remaining increase was due to volume growth in third party and proprietary brands of corn seed and higher prices due to increased corn acres and increased sales of seed with enhanced traits.  Sales of cotton and soybean seed decreased due to reductions in the planted acreage of those crops.

Sales of proprietary chemical and seed products were 17.2% of total chemical and seed sales in the thirteen weeks ended May 27, 2007, compared to 15.3% in the thirteen weeks ended May 28, 2006.

Other sales increased to $35.3 million in the thirteen weeks ended May 27, 2007, from $28.1 million in the thirteen weeks ended May 28, 2006, due to acquired businesses, increased application fees, and additional transportation and warehousing revenue.

Cost of Goods Sold. Cost of goods sold was $1,365.0 million in the thirteen weeks ended May 27, 2007, compared to $1,212.4 million in the thirteen weeks ended May 28, 2006. Gross profit was $240.0 million in the thirteen weeks ended May 27, 2007, compared to $185.6 million in the thirteen weeks ended May 28, 2006. Gross margin (gross profit as a percentage of net sales) was 15.0% in the thirteen weeks ended May 27, 2007, compared to 13.3% in the thirteen weeks ended May 28, 2006. The increase in gross profit dollars was primarily due to higher fertilizer volumes, better unit profits on fertilizer, and the effect of acquired businesses.  Higher sales of corn seed and better unit margins across our seed business also contributed. Gross profits on chemicals increased due to increased sales of proprietary products as well as better margins on these products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $99.0 million (6.2% of sales) in the thirteen weeks ended May 27, 2007, from $89.0 million (6.4% of sales) in the thirteen weeks ended May 28, 2006. The increase in expenses was due to the additional expenses brought on by our acquired businesses, lower recoveries of accounts previously written off, higher incentive-based compensation commensurate with the Company’s performance, and the lack of the insurance refund we received in the thirteen weeks ended May 28, 2006.

Royalties, Service Charges and Other Income and Expenses. These items include royalty income generated by our proprietary products group, service charge income paid by customers who do business with us on terms, as well as other items. Other income increased to $9.3 million in the thirteen weeks ended May 27, 2007, up from $7.3 million in the thirteen weeks ended May 28, 2006, primarily due to higher customer service charge income associated with higher sales.

Interest Expense, Net. Interest expense decreased to $8.0 million in the thirteen weeks ended May 27, 2007, compared to $8.3 million in the thirteen weeks ended May 28, 2006. The decrease was due to higher interest income associated with income tax refunds, and lower debt issuance cost amortization, partially offset by increased short term borrowings related to our acquisition activity and increased working capital needs.

Finance Related and Other Charges. We had no finance and related other charges during the thirteen weeks ended May 27, 2007.  Finance related and other charges in the thirteen weeks ended May 28, 2006, were $0.5 million related to the refinancing of our long-term debt, which was completed during the second quarter of fiscal 2007, and a secondary offering of our common stock that was completed on March 9, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our ongoing operations require availability of funds to service debt, fund working capital, and meet capital expenditure requirements. We currently finance and expect to continue to finance these activities through cash flows from operations and from amounts available under our revolving credit facility.

Operating Activities

Cash flows used for operating activities totaled $118.1 million in the thirteen weeks ended May 27, 2007, compared to $41.9 million in the thirteen weeks ended May 28, 2006. Operating cash flows were impacted by increased accounts receivables which were only partially offset by decreased inventory, increased accounts payable, and higher net income.  Accounts receivable increased due to acquired businesses and higher sales activity during the quarter.  Inventory decreased from the end of fiscal 2007 primarily due to the higher demand for our product in the planting months of the first fiscal quarter.  Accounts payable increased from the end of fiscal 2007, due to higher purchasing levels associated with first quarter sales activity.

Investing Activities

Cash flows used for investing activities totaled $13.0 million in the thirteen weeks ended May 27, 2007, and $12.8 million in the thirteen weeks ended May 28, 2006. Additions to property, plant and equipment were $8.8 million in the thirteen weeks ended May 27, 2007, compared to $6.7 million in the thirteen weeks ended May 28, 2006.  Capital spending during the thirteen weeks ended May 27, 2007, was for a variety of projects, the largest of which are two fertilizer expansion projects.  No acquisitions of businesses were completed in the first quarter of fiscal 2008 compared to $13.6 million spent in the first quarter of fiscal 2007.  We did, however, spend $4.3 million in the first quarter of fiscal 2008 for additional purchase price related to fiscal 2007 acquisitions. In the first quarter of fiscal 2007, the investing cash flows used for the acquisitions were partially offset by proceeds from the sale of assets of $7.5 million.

Financing Activities

Cash flows provided by financing activities were $124.9 million in the thirteen weeks ended May 27, 2007, compared to $5.1 million in the thirteen weeks ended May 28, 2006. Short term borrowings increased due to increased receivables. Cash flows provided by financing activities reflect a $9.6 million dividend paid to stockholders during the quarter.  Additionally, we actively manage our cash balances, which results in a check float on zero balance accounts. The net change in float (checks not yet presented) was $1.5 million and $12.9 million in the periods ending May 27, 2007, and May 28, 2006, respectively.

Credit Facility and Other Long-Term Debt.

On June 1, 2006, our wholly owned subsidiary, United Agri Products, Inc. refinanced its existing revolving credit facility and entered into a new senior secured credit facility. The new senior secured credit facility provides for a new six-year $175 million asset-backed term loan facility and a five-year senior secured asset backed revolving credit facility in an aggregate principal amount of $675 million, including $50 million for letters of credit. Availability of the senior secured revolving credit facility is subject to a borrowing base formula, which includes availability of an over-advance during certain periods. The new senior secured credit facility provides that interest rates are based on, at United Agri Products, Inc.’s option, (a) LIBOR plus the applicable margin (described below), or (b) the base rate, which will be the higher of (i) the rate publicly quoted by The Wall Street Journal as the “base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks” or (ii) the Federal Funds rate plus 0.50%, plus the applicable margin.

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

At May 27, 2007, there was $675.0 million of total borrowing capacity under the revolving credit facility and United Agri Products had aggregate borrowing availability thereunder of $348.1 million (after giving effect to $311.5 million of revolving loans and $15.4 million of letters of credit under the sub-facility).

At May 27, 2007, we believe that the permitted distributions available to pay dividends under the restricted payment covenant of the senior secured credit facility would be $105.6 million before giving effect to the June 1, 2007 dividend payment of $11.6 million.

Our weighted average interest rate on short term borrowings outstanding at May 27, 2007, was 6.6%.

Our senior secured credit facility contains certain customary representations, warranties, and affirmative covenants. In addition, it contains customary negative covenants restricting our ability to, among other things:

•                  incur additional indebtedness;

•                  pay dividends or make other distributions;

•                  make certain investments;

•                  incur liens; and

•                  sell all or substantially all of our assets or merge with or into other companies.

Due to the seasonal nature of our business, the amount of borrowings outstanding under the revolving credit facility varies significantly throughout our fiscal year. During fiscal 2007, short-term borrowings reached a daily peak of $569.2 million on September 25, 2006, while cash on hand at the end of our fiscal periods reached a peak of $35.0 million on November 26, 2006. Our average period-end borrowings (net of cash on hand) in the thirteen weeks ended May 27, 2007, were approximately $281.6 million.

At May 27, 2007, we were in compliance with all covenants under our senior secured credit facility.

Obligations and Commitments

As part of our ongoing operations, we enter into arrangements that obligate us to make future payments under contracts such as lease agreements, debt agreements and unconditional purchase obligations (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as “take-or-pay” contracts). We enter into unconditional purchase obligation arrangements in the normal course of business to ensure that adequate levels of sourced product are available to us. See Note 14 to the consolidated financial statements.

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

Dividend Policy

We paid an $0.1875 per share dividend on March 1, 2007.

On April 25, 2007, our board of directors declared a quarterly dividend on our common stock in the amount of $0.225 per share of common stock. The record date for the dividend payment was May 15, 2007, and the payment date was June 1, 2007.

There are no assurances that we will declare or pay any cash dividends in the future. The declaration and payment of future dividends to holders of our common stock is at the discretion of our board of directors and depends upon many factors including our financial condition, earnings, legal requirements, restrictions in our debt agreements, and other factors our board of directors deems relevant. The terms of our senior secured credit facility may also restrict us from paying cash dividends on our common stock under some circumstances. At May 27, 2007, $105.6 million of permitted distributions were available to pay dividends under our restricted payment covenant in our senior secured credit facility before giving effect to the June 1, 2007 dividend payment of $11.6 million.

In the past, cash flow from our operating activities has been highly variable, resulting in negative cash flow during certain periods. Because of the variability, if our cash flow from operating activities is insufficient to fund dividend payments at intended levels, we may need to reduce or eliminate dividends or, to the extent permitted by our debt agreements, fund all or part of the dividends with additional debt or other sources of cash. To the extent we pay dividends, the amount of cash available to us to pay principal of, and interest on, our outstanding debt will be reduced. Failure to pay the principal or interest on our debt would constitute an event of default under the applicable debt agreements giving the holders of the debt the right to accelerate its maturity. If any of our debt is accelerated, we may not have sufficient cash available to repay it in full and we may be unable to refinance it on satisfactory terms or at all. An event of default under debt agreements or an acceleration of the debt hereunder could also trigger an event of default under other debt agreements. Furthermore, if we fund dividends with additional debt, our interest expense will increase which may cause a further reduction in the amount of cash available to us.

Critical Accounting Policies and Estimates

The process of preparing our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”), requires management to make estimates, judgments, and assumptions that affect the amounts reported and the accompanying note disclosures. The estimates made by management are based on historical experience combined with management’s understanding of current facts and circumstances. Management identifies critical accounting estimates as:

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

Management has discussed the development, selection, and disclosure of critical accounting policies and estimates with the Audit Committee of our board of directors. We believe that our most critical accounting policies and estimates, those which are both important to the portrayal of our financial condition and results of operations and require the most difficult, subjective, complex, or significant judgment on the part of management, are the following:

•                  Allowance for Doubtful Accounts;

•                  Inventory Valuation and Reserves;

•                  Vendor Rebate Receivables; and

•                  Income Taxes

For a discussion of the Company’s critical accounting policies and estimates, please see our Annual Report on Form 10-K in the year ended February 25, 2007. We have not changed these policies and estimates from those previously disclosed.

Recently Adopted Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for a discussion of the impact of adopting FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes,” on February 26, 2007.

Recent Accounting Pronouncements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within such years. We will adopt SFAS 157 in our first quarter of fiscal 2009, as required. We are currently evaluating the new standard. However, the adoption of SFAS 157 is not expected to have a material impact on our financial condition, results of operations, or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement requires a business entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. An entity may decide whether to elect the fair value option for each eligible item on its election date, subject to certain requirements described in the statement. This statement is effective at the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. We will adopt SFAS 159 in our first quarter of fiscal 2009, as required. We are currently reviewing the requirements of this statement and, at this point in time, we cannot determine the impact, if any, that this statement may have on results of operations, financial position, or cash flows.

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

These risks and certain other uncertainties are discussed in more detail in our Annual Report on Form 10-K in the fiscal year ended February 25, 2007, under the caption “Item 1A. Risk Factors.”

There may be other factors, including those discussed elsewhere in this Report, which could cause our actual results to differ materially from the results referred to in the forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf apply only at the date of this Report and are expressly qualified in their entirety by the cautionary statements included in this Report. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

ITEM 3.                               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risks affecting our business are exposure to changes in energy prices, fertilizer product prices, interest rates, foreign currency exchange rates, and interest rate swaps.

Changes in energy prices have a direct impact on our fuel costs. These price increases impact our supply chain and selling expenses. Based on our historic usage, an approximate $0.13 increase in the annual average per gallon price of fuel would increase our annual fuel expense by $1.0 million. Higher fuel prices also affect our customers such that higher expenses for fuel may reduce the cash or credit available to our customers with which they purchase other inputs or services from us.

Our on-hand inventory of fertilizer products has price risk related to changes in energy prices and fertilizer global supply and demand patterns. Our total fertilizer inventories were $95.6 million, $142.9 million, and $86.8 million at May 27, 2007, February 25, 2007, and May 28, 2006, respectively. Of our total fertilizer inventory, $43.7 million, $74.2 million, and $39.8 million at May 27, 2007, February 25, 2007, and May 28, 2006, respectively, were considered by the fertilizer industry to be nitrogen based and therefore more sensitive to changes in the price of natural gas. Natural gas is the key ingredient in the manufacture of nitrogen based fertilizer products. While a direct relationship cannot be established due to alternative sources of fertilizer products, such as imports, or substitute products, price risk does exist.

Our average daily borrowings under the senior secured revolving credit facility (net of cash on hand) in the fifty two week period ended May 27, 2007, were approximately $281.6 million. The senior secured revolving credit facility is affected by changes in interest rates. Based upon the amount of our average daily borrowings (net of cash on hand) in the fifty two week period ended May 27, 2007, a one percentage point change in the assumed weighted average interest rate on such credit facility would change our annual interest expense by $2.8 million.

Our foreign currency risk is limited primarily to the exchange rate differential in the Canadian and U.S. dollar. The exchange rate was 0.9261, 0.8626, and 0.9045 at May 27, 2007, February 25, 2007, and May 28, 2006, respectively. The exchange rate varied between 0.8455 and 0.9277 in the thirteen weeks ended May 27, 2007. A one percentage point change in the exchange rate would have approximately a $0.2 million impact on the balance sheet value.

In July 2006, in compliance with the terms of our new credit facility, we entered into two interest rate swaps to manage exposure to changes in cash flows related to changes in the variable interest rate on a portion of our long-term debt. Under the terms of the swaps, we pay a designated fixed rate and receive a variable rate which is based on LIBOR. The rate received is expected to offset the variable rate to be paid on the long term debt which is also based on LIBOR. At May 27, 2007, the notional value of the interest rate swaps was of $165 million. These notional values of these amortizing swaps will decline to $90 million prior to expiration in July 2011.

ITEM 4.                               CONTROLS AND PROCEDURES.

At the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as they related to our business (“Disclosure Controls”). This evaluation (“Controls Evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our “internal controls over financial reporting” will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

PART II. OTHER INFORMATION

ITEM 1.                               LEGAL PROCEEDINGS.

There have been no material changes in our legal proceedings from those disclosed in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended February 25, 2007.

ITEM 1A.                      RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 25, 2007.

ITEM 2.                               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable

ITEM 3.                               DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4.                               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable

ITEM 5.                               OTHER INFORMATION.

Not applicable

ITEM 6.                              EXHIBITS.

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

Date: July 3, 2007

UAP HOLDING CORP.
(Registrant)

By:	/s/ David W. Bullock
David W. Bullock
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory on behalf of Registrant)

By:	/s/ Alan Kessock
Alan Kessock
Chief Accounting Officer
(Principal Accounting Officer)