Form 10-Q
period 2007-08-26
UAP HOLDING CORP
filed 2007-10-05
CIK 1279529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                For the quarterly period ended August 26, 2007

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
Yes ☐  No ☒

Indicate the number of shares outstanding of each of registrant’s classes of common stock, as of the latest practicable date.

As of October 3, 2007, there were 52,455,267 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I.    FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of UAP Holding Corp.

Greeley, Colorado

We have reviewed the accompanying consolidated balance sheets of UAP Holding Corp. and subsidiaries (the “Company”) as of August 26, 2007, and August 27, 2006, the related consolidated statements of earnings for the thirteen and twenty-six week periods ended August 26, 2007, and August 27, 2006, the consolidated statements of cash flows for the twenty-six week periods ended August 26, 2007, and August 27, 2006, and the consolidated statement of stockholders’ equity for the twenty-six week period ended August 26, 2007. These interim financial statements are the responsibility of the Company’s management.

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

DELOITTE & TOUCHE LLP

Denver, Colorado

October 3, 2007

UAP HOLDING CORP.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
UNAUDITED

	August 26, 2007	February 25, 2007	August 27, 2006
ASSETS
Current assets:
Cash and cash equivalents	$12,079	$19,506	$7,249
Receivables, net	1,061,679	338,229	943,188
Inventories	613,003	883,033	570,648
Deferred income taxes	29,224	28,046	23,332
Vendor prepay	30,135	64,700	13,725
Other current assets	8,983	8,547	4,911
Total current assets	1,755,103	1,342,061	1,563,053
Property, plant and equipment	160,154	145,455	122,998
Less accumulated depreciation	(41,487)	(35,234)	(29,490)
Property, plant and equipment, net	118,667	110,221	93,508
Intangible assets, net	49,783	50,076	31,230
Goodwill	46,821	45,138	36,852
Deferred income taxes	6,080	4,448	8,239
Debt issuance costs, net	4,844	5,445	6,047
Other assets	1,830	1,797	1,639
Total assets	$1,983,128	$1,559,186	$1,740,568
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$936,123	$926,632	$1,028,304
Short-term debt	402,484	184,739	191,765
Income taxes payable	46,205	—	12,981
Accrued payroll and related liabilities	23,229	5,820	18,241
Deferred income taxes	2,132	2,200	2,049
Other accrued liabilities	89,133	72,631	90,183
Total current liabilities	1,499,306	1,192,022	1,343,523
Long-term debt	171,515	172,390	174,952
Deferred income taxes	16,086	17,953	19,116
Other non-current liabilities	10,963	6,567	4,087
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $.001 par value, 90,000,000 shares authorized, 52,052,180, 51,194,620, and 50,967,958 issued and outstanding, respectively	52	51	51
Management stock — rabbi trust	—	—	1,978
Additional paid-in capital	154,019	138,569	124,106
Retained earnings	125,454	27,801	67,523
Accumulated other comprehensive income	5,733	3,833	5,232
Stockholders’ equity	285,258	170,254	198,890
Total liabilities and stockholders’ equity	$1,983,128	$1,559,186	$1,740,568

The accompanying notes are an integral part of the financial statements.

UAP HOLDING CORP.

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except share data)
UNAUDITED

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 26, 2007	August 27, 2006	August 26, 2007	August 27, 2006
Net sales	$862,532	$767,792	$2,467,550	$2,165,815
Cost of goods sold	724,375	659,446	2,089,392	1,871,820
Gross profit	138,157	108,346	378,158	293,995
Selling, general and administrative expenses	79,357	66,235	178,330	155,209
Royalties, service charges and other income and expenses	(9,959)	(7,946)	(19,257)	(15,294)
Operating income	68,759	50,057	219,085	154,080
Interest expense, net	11,148	8,869	19,144	17,158
Finance related and other charges	—	47,366	—	47,848
Income (loss) before income taxes	57,611	(6,178)	199,941	89,074
Income tax expense (benefit)	22,592	(1,880)	77,239	35,056
Net income (loss)	$35,019	$(4,298)	$122,702	$54,018
Earnings (loss) per share:
Basic	$0.67	$(0.08)	$2.37	$1.06
Diluted	$0.66	$(0.08)	$2.32	$1.03
Cash dividends declared per share of common stock	$0.225	$0.1875	$0.45	$0.375
Weighted average shares outstanding:
Basic	51,987,499	50,967,958	51,706,743	50,909,734
Diluted	53,123,669	50,967,958	52,963,884	52,401,271

The accompanying notes are an integral part of the financial statements.

UAP HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
UNAUDITED

	Twenty-Six Weeks Ended
	August 26, 2007	August 27, 2006
Operations
Net income	$122,702	$54,018
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	6,406	5,709
Stock compensation	7,122	1,704
Amortization of intangibles	3,627	736
Deferred income taxes	(4,746)	(185)
Write-off of debt issuance costs	—	15,930
Premium paid to tender notes payable	—	31,575
Other	(1,562)	1,391
Change in operating assets and liabilities, net of effects of acquisitions:
Increase in receivables, net	(724,029)	(654,011)
Increase in current liabilities and non-current liabilities	113,371	257,378
Decrease in inventory	272,131	165,488
Decrease in other operating assets	35,044	54,761
Net cash used for operations	(169,934)	(65,506)
Investing
Additions to property, plant and equipment	(13,642)	(10,462)
Additions to purchase price of previous acquisitions	(4,212)	—
Addition of other long-lived assets	(2,612)	(1,928)
Acquisitions, net of cash acquired	(2,508)	(15,088)
Proceeds from sales of assets	138	9,324
Net cash used for investing	(22,836)	(18,154)
Financing
Net borrowings on revolving line of credit	217,745	190,015
Dividends and dividend equivalents paid	(21,355)	(19,102)
Checks not yet presented	(20,159)	4,687
Excess income tax benefits from stock-based compensation arrangements	8,268	3,145
Proceeds from common stock options exercised	1,777	300
Long-term debt payments and redemption	(875)	(336,212)
Long-term debt issued	—	175,000
Debt issuance costs	—	(6,348)
Net cash provided by financing	185,401	11,485
Net effect of exchange rates on cash and cash equivalents	(58)	256
Net change in cash and cash equivalents	(7,427)	(71,919)
Cash and cash equivalents at beginning of period	19,506	79,168
Cash and cash equivalents at end of period	$12,079	$7,249
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$18,578	$15,487
Cash paid for prior years’ accreted discount on notes payable	$—	$20,968
Cash paid during the period for income taxes	$13,543	$9,757
Dividends and dividend equivalents declared but not yet paid	$12,224	$9,556

The accompanying notes are an integral part of the financial statements.

UAP HOLDING CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
UNAUDITED

Twenty-Six Weeks Ended August 26, 2007	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at February 25, 2007	$51	$138,569	$27,801	$3,833	$170,254
Adoption of FASB Interpretation No. 48	—	—	(1,247)	—	(1,247)
Adjusted balance at beginning of period	51	138,569	26,554	3,833	169,007
Comprehensive income:
Net income	—	—	122,702	—	122,702
Cash flow hedges	—	—	—	(35)	(35)
Foreign currency translation adjustment	—	—	—	1,935	1,935
Total comprehensive income	—	—	—	—	124,602
Exercise of stock options	1	1,776	—	—	1,777
Stock compensation — stock options and restricted stock units	—	7,567	—	—	7,567
Excess income tax benefits from stock-based compensation arrangements	—	8,268	—	—	8,268
Holdback for payroll taxes on restricted stock units vested and issued	—	(2,161)	—	—	(2,161)
Dividends and dividend equivalents	—	—	(23,802)	—	(23,802)
Balance at August 26, 2007	$52	$154,019	$125,454	$5,733	$285,258

The accompanying notes are an integral part of the financial statements.

UAP HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Twenty-Six Week Periods Ended August 26, 2007, and August 27, 2006

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

Fiscal Year. Our fiscal year includes a fifty-two or fifty-three week period ending on the last Sunday in February. The fifty-two weeks ending on February 24, 2008, will be referred to as “fiscal 2008,” and the fifty-two weeks ended February 25, 2007 will be referred to as “fiscal 2007.”

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

Rebates typically cover performance during the crop year, which is based on the planting, growing, and harvesting cycles and differs from our fiscal year. The crop year for fiscal 2008 began as early as September 2006 and will end as late as December 31, 2007, depending on the supplier. Because of the timing of the crop year relative to our fiscal year and because our vendor programs are typically not multi-year programs, the rebate income earned and recognizable for the crop year ended during the current fiscal year will largely be received and recorded by our fiscal year-end. Since we estimate rebates earned from our vendors throughout the year, changes in estimates can impact our margin percentages by quarter. The programs that start late in one fiscal year and conclude in the subsequent fiscal year typically will not result in significant income in the starting fiscal year because sales activity during that period, the winter season, is significantly less.

Rebates that are probable and can be reasonably estimated are accrued at expected rates based on total estimated crop year performance. Rebates that are not probable or estimable are accrued when certain milestones are achieved. Rebates not covered by binding agreements or published vendor programs are accrued when conclusive documentation of right of receipt is obtained.

Rebates based on the amount of materials purchased reduce cost of goods sold as inventory is sold. Rebates that are based on sales volume are offset to cost of goods sold when we determine they have been earned based on our sales volume of related products.

Earnings Per Share. Earnings per share are based on the weighted average number of shares of common stock outstanding during the period as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Earnings (loss) per share	August 26, 2007	August 27, 2006	August 26, 2007	August 27, 2006
	(in thousands, except share data)
Net income (loss)	$35,019	$(4,298)	$122,702	$54,018

Weighted average shares of common stock outstanding used in computing basic earnings per share	51,987,499	50,967,958	51,706,743	50,909,734
Net effect of dilutive stock options and restricted stock units	1,136,170	—	1,257,141	1,491,537

Weighted average shares of common stock used in computing diluted earnings per share	53,123,669	50,967,958	52,963,884	52,401,271

Basic earnings (loss) per share	$0.67	$(0.08)	$2.37	$1.06

Diluted earnings (loss) per share	$0.66	$(0.08)	$2.32	$1.03

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

We adopted the provisions of FIN No. 48 at the beginning of our current fiscal year. The cumulative effect of adoption was a $1.2 million reduction of retained earnings. At February 25, 2007, the total amount of unrecognized tax benefits was $4.4 million, all of which would impact the effective tax rate, if recognized. Upon adoption, approximately $4.1 million of the unrecognized tax benefits were reflected in “Other non-current liabilities.”

Interest and penalties associated with uncertain tax positions are recognized as components of “Income tax expense.” The Company’s accrual for interest and penalties was $0.2 million upon adoption of FIN No. 48.

The U.S. Joint Committee of Taxation has approved the request for refund we made during the IRS examination of fiscal year 2004 and fiscal year 2005. The results of the IRS examination have been reflected in the financial statements. The Company is subject to U.S. and Canadian income tax audits by federal, state and local taxing authorities for fiscal 2004 through fiscal 2007. It is reasonably possible that the amount of unrecognized tax benefits could change in the next 12 months but an estimate of the range cannot be made at this time.

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

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement requires a business entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. An entity may decide whether to elect the fair value option for each eligible item on its election date, subject to certain requirements described in the statement. This statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. We will adopt SFAS 159 in our first quarter of fiscal 2009, as required. We are currently reviewing the requirements of this statement and, at this point in time, we cannot determine the impact, if any, that this statement may have on our business, financial condition, cash flow, results of operations, or liquidity.

3. Acquisitions and Divestitures

During the twenty-six weeks ended August 26, 2007, we acquired two businesses and paid $2.5 million in purchase price.

During fiscal 2007, we acquired eleven businesses at a total initial purchase price of $82.1 million, net of cash received, and assumed liabilities of approximately $47 million. We also paid an additional $4.2 million in the twenty-six weeks ended August 26, 2007 for certain items, primarily customary working capital adjustments, related to these fiscal 2007 acquisitions. Our major acquisitions in fiscal 2007 were (a) the first fiscal quarter purchase of the remaining 50% share of our joint venture in UAP Timberland LLC (“Timberland”), (b) the third fiscal quarter purchase of Terral AgriServices, Inc. and certain assets of Terral FarmService, Inc. and Wisner Elevator, Inc. (collectively, “Terral”), and (c) the fourth fiscal quarter purchase of certain retail and service assets of AGSCO, Inc. and AG Depot, Inc., and certain retail distribution assets of Boettcher Enterprises. For these fiscal 2007 acquisitions that occurred in the twenty-six weeks ended August 26, 2006, we paid $15.1 million in purchase price, net of cash received. Although we are still finalizing our purchase accounting for several of the acquisitions completed in late fiscal 2007, any future adjustment to the purchase price allocations of these acquisitions is expected to be immaterial.

In the twenty-six weeks ended August 27, 2006, we sold a portion of our retail locations in western Canada for total consideration of $7.6 million.

4. Royalties, Service Charges and Other Income and Expenses

Royalties, service charges and other income and expenses consist of the following:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Royalties, service charges and other income and expenses	August 26, 2007	August 27, 2006	August 26, 2007	August 27, 2006
	(in thousands)
Royalty income	$(3,148)	$(2,109)	$(6,877)	$(5,319)
Service charges income	(5,025)	(3,954)	(7,774)	(5,796)
Other income and expenses	(1,786)	(1,883)	(4,606)	(4,179)

Total	$(9,959)	$(7,946)	$(19,257)	$(15,294)

5. Certain Asset Accounts

Receivables, net. Our receivables include receivables from customers, net of allowances for doubtful accounts; vendor rebates receivable, and miscellaneous receivables as follows:

Receivables and Allowance for Doubtful Accounts	August 26, 2007	February 25, 2007	August 27, 2006
	(in thousands)
Receivables from customers	$841,896	$289,160	$729,146
Allowance for doubtful accounts	(23,588)	(15,735)	(17,892)
Receivables from customers, net	818,308	273,425	711,254
Vendor rebates receivable	228,568	47,439	218,493
Miscellaneous receivables	14,803	17,365	13,441
Total	$1,061,679	$338,229	$943,188

Inventories. Inventories consist primarily of chemicals, fertilizer, and seed products purchased from our suppliers or produced by one of our three formulation facilities, for resale to our customers. We record inventory at the lower of cost or market. We maintain a perpetual inventory system, which we reconcile to physical counts at each location periodically.

Each fiscal quarter, we analyze our inventory against historical sales of inventory products to determine which items may be obsolete or slow-moving. Inventory is then reduced for the difference between our cost and the net realizable value of inventory.

Inventories are comprised of the following:

Inventory	August 26, 2007	February 25, 2007	August 27, 2006
	(in thousands)
Raw materials and work in process	$12,859	$18,129	$12,417
Finished goods	600,144	864,904	558,231
Total	$613,003	$883,033	$570,648

Intangible Assets. Intangible assets consist primarily of assets acquired in our business acquisitions and are recorded at their respective fair values in accordance with SFAS No. 141, “Business Combinations.” Our intangible assets consist of finite- and indefinite-lived assets. Finite-lived intangible assets are amortized based on their estimated useful lives, ranging from 3 to 10 years, depending on the type of asset. Amortization expense for the thirteen weeks ended August 26, 2007, and August 27, 2006, was $1.8 million and $0.3 million, respectively. For the twenty-six weeks ended August 26, 2007, and August 27, 2006, amortization expense was $3.6 million and $0.7 million, respectively. Indefinite-lived assets are not amortized but tested for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

During the thirteen and twenty-six week period ended August 26, 2007, we recorded $3.3 million of intangibles, primarily related to product registration costs and business acquisitions completed in fiscal 2008.  At August 26, 2007, February 25, 2007, and August 27, 2006, net intangible assets totaled $49.8 million, $50.1 million, and $31.2 million, respectively.

Goodwill. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business acquisitions plus acquisition costs. Goodwill is not amortized. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we test goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. We completed our latest goodwill impairment test at November 26, 2006, and determined that there was no impairment at that date. We may be subject to earnings volatility if goodwill impairment occurs at a future date. During the twenty-six weeks ended August 26, 2007, we recorded $1.0 million of goodwill related to acquisitions completed in fiscal 2008 and $0.7 million for finalization of purchase accounting for previous acquisitions. At August 26, 2007, February 25, 2007, and August 27, 2006, goodwill totaled $46.8 million, $45.1 million, and $36.9 million, respectively.

Debt Issuance Costs. Our debt issuance costs net of amortization were $4.8 million, $5.4 million, and $6.0 million at August 26, 2007, February 25, 2007, and August 27, 2006, respectively. In June 2006, we wrote off approximately $16.0 million of debt issuance costs related to our previous debt instruments at the time they were paid off. Our debt issuance costs at August 26, 2007 and August 27, 2006, consist of costs related to replacing our credit facility and establishing a new senior secured credit facility. Debt issuance costs are being amortized on a straight-line basis, which approximates the effective interest method, over the terms of the related debt. The related amortization is recognized as interest expense and other amortization expense.

6. Hedging Activities

In July 2006, in compliance with the terms of our new credit facility, we entered into two interest rate swaps to manage exposure to changes in cash flows related to changes in the variable interest rate on a portion of our long-term debt. Under the terms of the swaps, we pay a designated fixed rate and receive a variable rate, which is based on LIBOR. The rate received is expected to offset the variable rate to be paid on the long-term debt which is also based on LIBOR.

At August 26, 2007, the notional value of the interest rate swaps was $165 million. The notional values of these amortizing swaps will decline to $90 million prior to expiration in July 2011. The fair value of the interest rate swaps at August 26, 2007, was ($2.6) million and was classified as “Other non-current liabilities” on the balance sheet. The mark-to-market loss, net of taxes, deferred in other comprehensive income at August 26, 2007, was $1.6 million. During the twenty-six weeks ended August 26, 2007, the critical terms of the hedge and the hedged items did not change and there has been no adverse change in the risk of default by counterparties to the swap since inception. As a result, no gain or loss has been recognized due to hedge ineffectiveness.

7. Stock-Based Compensation

Our stock-based compensation programs include non-qualified stock options, restricted stock units, and deferred compensation. At August 26, 2007, our stock compensation programs were in accordance with the equity compensation plans maintained by the company: the 2004 Long-Term Incentive Plan (the “2004 LTIP”), the 2003 Stock Option Plan (the “2003 Plan”), the 2004 Non-Executive Director Stock Option Plan (the “Director Option Plan”), and the Director Deferred Compensation Plan (the “Director DCP”). At our annual meeting in July 2007, our stockholders ratified the 2007 Long-Term Incentive Plan (the “2007 LTIP”). There will be no further awards under each of the 2003 Plan, the 2004 LTIP, and the Director Option Plan, and future awards will be made pursuant to the 2007 LTIP.

Stock Options. Stock options were granted to certain employees under the 2003 Plan and to members of our board of directors under the Director Option Plan. The following table summarizes information about stock options for the twenty-six weeks ended August 26, 2007, and August 27, 2006:

		Weighted-
	Shares Subject	Average Exercise
Stock options	to Options	Price Per Share
Balance at February 26, 2006 (2,321,756 shares vested and exercisable)	2,841,272	$2.56
Granted	—	—
Exercised	(117,254)	$2.56
Forfeited	—	—
Balance at August 27, 2006 (2,214,391 shares vested and exercisable)	2,724,018	$2.56

Balance at February 25, 2007 (2,161,639 shares vested and exercisable)	2,511,278	$2.56
Granted	—	—
Exercised	(694,543)	$2.56
Forfeited	(2,343)	$2.56
Balance at August 26, 2007 (1,476,985 shares vested and exercisable)	1,814,392	$2.56

At August 26, 2007, there was $0.1 million of unrecognized compensation cost related to unvested stock options. The weighted-average remaining contractual life at August 26, 2007, was 4.2 years, for both outstanding and exercisable options. The total intrinsic value (market value of the stock less the option exercise price) of options exercised in the twenty-six weeks ended August 26, 2007, and August 27, 2006 was $17.7 million and $2.1 million, respectively. The intrinsic value of exercisable options at August 26, 2007, based on the closing market price on August 24, 2007, was $40.7 million.

Restricted Stock Units. We granted restricted stock units (“RSUs”) to eligible employees, management, and members of our board of directors pursuant to the 2004 LTIP which are converted into shares of UAP common stock. The following is a summary of RSU activity for the twenty-six weeks ended August 26, 2007, and August 27, 2006:

		Weighted-
	Restricted	Average Grant
Restricted Stock Units	Stock Units	Price per Share
Balance at February 26, 2006	224,050	$15.94
Granted	515,350	$21.12
Vested and converted to common stock	(56,074)	$15.94
Cancelled	(8,115)	$19.26
Balance at August 27, 2006	675,211	$19.85

Balance at February 25, 2007	672,107	$19.87
Granted	845,445	$26.09
Vested and converted to common stock	(231,057)	$20.01
Cancelled	(21,634)	$22.12
Balance at August 26, 2007	1,264,861	$23.84

We recognize compensation expense over the vesting periods of the awards.  The recorded amounts for the thirteen weeks ended August 26, 2007, and August 27, 2006, were $5.1 million and $0.7 million, respectively; for the twenty-six weeks ended August 26, 2007, and August 27, 2006, the recorded amounts were $7.2 million and $1.7 million, respectively.  The total fair values of RSUs that vested during the twenty-six weeks ended August 26, 2007, and August 27, 2006, were $6.0 million and $1.2 million, respectively.

At August 26, 2007, there was approximately $19.7 million of unrecognized compensation expense, before taxes and net of estimated forfeitures, related to RSU grants, which will be recognized over the weighted-average remaining vesting period of 3.2 years.

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

9. Debt

In June 2006, our wholly owned subsidiary, United Agri Products, Inc. replaced both its revolving credit facility and senior notes and entered into a new senior secured credit facility. The new senior secured credit facility provides for (a) a new six-year $175 million term loan facility and, (b) a five-year senior secured asset based revolving credit facility in an aggregate principal amount of $675 million, including $50 million for letters-of-credit (jointly referred to hereafter as “the new credit facility,” or the “senior secured credit facility”). Availability of the revolving credit facility is subject to a borrowing base formula, which includes availability of an over-advance during certain periods. The new credit facility provides that interest rates are based on, at United Agri Products, Inc.’s option, (a) LIBOR plus the applicable margin or (b) the base rate, which will be the higher of (i) the rate publicly quoted by the Wall Street Journal as the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks or (ii) the Federal Funds rate plus 0.50%, plus the applicable margin.

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

In June 2006, UAP Holding Corp. and United Agri Products, Inc. consummated the tender offers and consent solicitations for the 10¾% Senior Discount Notes due 2012 issued by UAP Holding Corp. and the 8¼% Senior Notes due 2011 issued by United Agri Products, Inc. (collectively, the “Senior Notes”). The companies accepted for purchase $123.1 million principal amount at maturity of the 10¾% Senior Discount Notes (representing 98.5% of the previously outstanding 10¾% Senior Discount Notes) and $203.5 million principal amount of the 8¼% Senior Notes representing approximately 99.9% of the previously outstanding 8¼% Senior Notes. Total consideration paid for the notes tendered plus accrued interest thereon was $120.6 million for the 10¾% Senior Discount Notes and $227.2 million for the 8¼% Senior Notes. These payments and related expenses were financed through borrowings under the new senior secured credit facility.

Subsequently, UAP Holding Corp. repurchased in brokered market transactions all of the $1.9 million principal amount at maturity of its 10¾% Senior Discount Notes due 2012 that had remained outstanding following the closing on June 1, 2006, of the tender offer and consent solicitation. Accordingly, all of the 10¾% Senior Discount Notes previously issued and authenticated under the indenture dated as of January 26, 2004, as supplemented (the “Indenture”), between UAP Holding Corp. and The Bank of New York (formerly JPMorgan Chase Bank, N.A.), as trustee (the “Trustee”), had been delivered by UAP Holding Corp. to the Trustee and cancelled. In accordance with Section 11.01 of the Indenture, UAP Holding Corp. satisfied and discharged the Indenture, which satisfaction and discharge was acknowledged by the Trustee on November 24, 2006. Upon satisfaction and discharge, the Indenture ceased to be of further effect (except for certain rights of the Trustee).

At August 26, 2007, there was $675.0 million of total borrowing capacity under the revolving credit facility and United Agri Products, Inc. had aggregate borrowing availability thereunder of $258.9 million (after giving effect to $400.7 million of revolving loans and $15.4 million of letters of credit under the sub-facility).

At August 26, 2007, we believe that the permitted distributions available to pay dividends under the restricted payment covenant of the senior secured credit facility would be approximately $119 million, before giving effect to the September 4, 2007 dividend payment of $11.7 million.

Our weighted average interest rate on short-term borrowings outstanding at August 26, 2007, was 6.6%.

Our senior secured credit facility contains certain customary representations, warranties, and affirmative covenants. At August 26, 2007, we were in compliance with all covenants under our senior secured credit facility.

Total current and long-term debt at August 26, 2007, February 25, 2007, and August 27, 2006, consisted of the following:

Debt	August 26, 2007	February 25, 2007	August 27, 2006
	(in thousands)
Total debt
Senior Secured Asset Based Revolving Credit Facility	$400,734	$182,989	$190,015
Term Loan Facility	173,250	174,125	175,000
8¼% Senior Notes	15	15	15
10¾% Senior Discount Notes, at accreted value	—	—	1,687
Total debt	573,999	357,129	366,717
Less: current portion
Senior Secured Asset Based Revolving Credit Facility	$400,734	$182,989	$190,015
Term Loan Facility	1,750	1,750	1,750
Total long-term debt	$171,515	$172,390	$174,952

Maturities of debt in the remainder of fiscal 2008 and each of the five subsequent years are as follows:

Fiscal Year Ending	At August 26, 2007
(in thousands)
2008	$401,609
2009	1,750
2010	1,750
2011	1,750
2012	1,750
2013 and thereafter	165,390
Total	$573,999

10. Incentive-Based Compensation Plan

We have an incentive-based compensation plan for officers and key employees.  Factors considered in the plans include growth, profitability, and key performance metrics of both individual and overall company operating performance. Amounts charged to expense totaled ($3.2) million and $10.1 million in the thirteen and twenty-six weeks ended August 26, 2007, respectively, and ($7.2) million and $4.5 million in the thirteen and twenty-six weeks ended August 27, 2006, respectively.

11. Dividends

On March 1, 2007, we paid an $0.1875 per share dividend, and on June 1, 2007, we paid a $0.225 per share dividend.

On July 11, 2007, our board of directors declared a quarterly dividend on our common stock in the amount of $0.225 per share of common stock. We paid this dividend on September 4, 2007, to shareholders of record at August 15, 2007.

In addition to dividends to our stockholders, the RSUs that we grant to eligible employees, management, and members of our board of directors, generally include the right to receive dividend equivalent payments on each RSU that are equal to dividends paid on each share of our common stock.

12. Business Segment and Related Information

The company has one reporting segment engaged in the sale of agricultural inputs to growers and regional dealers.

Net sales and long-lived assets by geographical area are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Net sales	August 26, 2007	August 27, 2006	August 26, 2007	August 27, 2006
	(in thousands)
United States	$837,647	$746,307	$2,414,667	$2,117,690
Canada	24,885	21,485	52,883	48,125
Total	$862,532	$767,792	$2,467,550	$2,165,815

Long-lived assets	August 26, 2007	February 25, 2007	August 27, 2006
	(in thousands)
United States	$226,816	$216,238	$176,710
Canada	1,209	887	805
Total	$228,025	$217,125	$177,515

Long-lived assets consist of property, plant and equipment, net of depreciation; goodwill, indefinite-life and amortizable intangibles; and other assets. Long-lived assets by geographical area are based on the location of facilities.

Net sales by product category are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Net sales by product category	August 26, 2007	August 27, 2006	August 26, 2007	August 27, 2006
	(in thousands)
Chemicals	$609,416	$566,813	$1,341,450	$1,280,762
Fertilizer	198,665	156,471	678,792	490,801
Seed	27,057	21,601	384,634	343,216
Other	27,394	22,907	62,674	51,036
Total	$862,532	$767,792	$2,467,550	$2,165,815

13. Related Party Transactions

The predecessor of UAP Holding Corp. was initially formed by ConAgra Foods, Inc. (“ConAgra”) through a series of acquisitions, beginning in May 1978.  In 2003 Apollo Management V, L.P. (“Apollo”), through UAP Holding Corp., acquired part of ConAgra Foods’ United States and Canadian Agricultural Products Businesses from ConAgra.  In 2004 we consummated the initial public offering of our common stock.

In March 2006, certain funds affiliated with Apollo and current and former employees, including certain members of our management sold 9,322,858 of UAP Holding Corp.’s common shares in a secondary offering pursuant to a shelf registration statement. The sale, from which UAP Holding Corp. received no proceeds, represented approximately 18.5% of the current shares outstanding. Immediately following this sale, Apollo beneficially owned approximately 17% of UAP Holding Corp.’s outstanding common stock and our management team’s beneficial ownership of UAP Holding Corp., including vested options, decreased to approximately 6.0%.

In November 2006, certain funds affiliated with Apollo and current and former employees, including certain members of our management sold an additional 9,322,857 of UAP Holding Corp.’s common shares in a secondary offering pursuant to a shelf registration statement. The sale, from which UAP Holding Corp. received no proceeds, represented approximately 18.3% of the current shares outstanding. Immediately following this sale, Apollo no longer beneficially owned any of UAP Holding Corp.’s outstanding common stock and our management team’s beneficial ownership of UAP Holding Corp., including vested options, decreased to approximately 4.4%.

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

Tax contingencies are provided for under FIN No. 48. See Note 2 and Note 8.

We are a party to a number of lawsuits and claims arising out of the operation of our businesses. Our management believes the ultimate resolution of such matters should not have a material adverse effect on our business, financial condition, cash flow, results of operations, or liquidity.

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

15. Subsequent Events

Debt. On September 4, 2007, we announced our intention to amend our existing credit facility to increase the senior secured term loan facility (such increase, the “Term Loan Add-on”) by $150 million.  The proceeds of the Term Loan Add-on will be used to refinance outstanding balances under our revolving credit facility, which will provide additional liquidity to fund future acquisition and capital expansion opportunities as they arise, and to pay fees and expenses. We have entered into a commitment letter (the “Commitment Letter”) with a financial institution (the “Lead Arranger”), whereby the Lead Arranger agreed to provide and syndicate the Term Loan Add-on. The Lead Arranger’s commitment under the Commitment Letter terminates on the earlier of the date the definitive loan documents related to the Amended Credit Facilities become effective or October 31, 2007. On October 4, 2007, we announced that we expect the amount of the Term Loan Add-on to be increased from $150 million to $225 million. Notwithstanding the Commitment Letter, we make no assurance that the Term Loan Add-on will be consummated on the terms in the Commitment Letter or at all.

Dividends. On October 4, 2007, our board of directors declared a quarterly dividend on our common stock in the amount of $0.225 per share.  The record date for the dividend payment will be November 15, 2007, and the payment date will be December 3, 2007.

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

We intend for this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) to provide the reader with information that will assist in understanding our business, financial condition, cash flow, results of operations, or liquidity for the periods presented. You should read this MD&A in conjunction with our consolidated financial statements and the accompanying notes thereto appearing elsewhere in this report. The results of operations for the thirteen and twenty-six weeks ended August 26, 2007, are not necessarily indicative of the results to be expected for other interim periods or for the full fiscal year. This section should also be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 25, 2007.

We operate on a fifty-two or fifty-three week fiscal year. Fiscal years are identified in this report according to the calendar year in which they ended. The fifty-two weeks ending on February 24, 2008, will be referred to as “fiscal 2008,”and the fifty-two weeks ended February 25, 2007, will be referred to as “fiscal 2007.”

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

Acquisitions

One of our strategic initiatives is to grow our retail business by leveraging our size and leading market share across North America. We study our market share by state, county, and customer, and develop sales initiatives at local and regional levels to address any gaps and opportunities we have in our distribution network for chemicals, fertilizer, and seed. Where our data indicates an opportunity, we have the potential to add sales personnel and/or locations and assets, or acquire businesses to fill gaps in our coverage.

During the twenty-six weeks ended August 26, 2007, we completed the acquisition of two businesses and paid $2.5 million in purchase price.

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

For these acquisitions, we paid $82.1 million in fiscal 2007 and an additional $4.2 million in fiscal 2008. We also assumed liabilities of approximately $47 million related to these acquisitions.

We will continue to analyze and pursue additional acquisition candidates as appropriate opportunities arise.

Other Factors Impacting Our Results

According to the June 29, 2007 “Acreage and Grain Stocks” report published by the National Agricultural Statistics Service of the USDA, the 2007 planted corn acreage of 92.9 million acres increased 19 percent from the 78.3 million acres planted in 2006. In contrast, soybean acres were down 15 percent from the record high acres planted in 2006 and planted cotton acres were the lowest since 1989, down 28 percent from 2006.  Our fiscal 2008 first half results reflect this shift in our customers’ acreage of specific crops.  The impact of higher corn production, primarily resulting from increased demand associated with ethanol production, is reflected in increased fertilizer sales for the first half of fiscal 2008.  Our operations in the Midwest portions of the United States are experiencing the most significant sales increases from increased corn acreage.  However, the decrease in both soybean and cotton planted acres for fiscal 2008 have resulted in lower sales from inputs on those crops. Our operations, particularly in the Southern portion of the United States, will experience lower input sales due to lower planted acreage of cotton, as cotton requires more intensive inputs than corn.  The impact of these fluctuations in planted acres on the agricultural distribution industry and other industries (such as livestock production, fertilizer manufacturing, textiles, and food processing) on the remainder of fiscal 2008 and future years is difficult to predict and will continue to evolve over time.

RESULTS OF OPERATIONS

Analysis of Consolidated Statements of Earnings

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	August 26, 2007	August 27, 2006	Percent Change	August 26, 2007	August 27, 2006	Percent Change
	(in thousands, except share data)

Net sales	$862,532	$767,792	12.3%	$2,467,550	$2,165,815	13.9%
Cost of goods sold	724,375	659,446	9.8%	2,089,392	1,871,820	11.6%
Gross profit	138,157	108,346	27.5%	378,158	293,995	28.6%
Selling, general and administrative expenses	79,357	66,235	19.8%	178,330	155,209	14.9%
Royalties, service charges and other income and expenses	(9,959)	(7,946)	25.3%	(19,257)	(15,294)	25.9%
Operating income	68,759	50,057	37.4%	219,085	154,080	42.2%
Interest expense, net	11,148	8,869	25.7%	19,144	17,158	11.6%
Finance related and other charges	—	47,366	NM	—	47,848	NM
Income (loss) before income taxes	57,611	(6,178)	NM	199,941	89,074	124.5%
Income tax expense (benefit)	22,592	(1,880)	NM	77,239	35,056	120.3%
Net income (loss)	$35,019	$(4,298)	NM	$122,702	$54,018	127.2%
Earnings (loss) per share:
Basic	$0.67	$(0.08)	NM	$2.37	$1.06	123.6%
Diluted	$0.66	$(0.08)	NM	$2.32	$1.03	125.2%
Effective tax rate	39.2%	30.4%		38.6%	39.4%
Comparison as a percent of Net sales:
Gross margin	16.0%	14.1%		15.3%	13.6%
Selling, general and administrative expenses	9.2%	8.6%		7.2%	7.2%
Operating income	8.0%	6.5%		8.9%	7.1%
Income (loss) before income taxes	6.7%	(0.8% )		8.1%	4.1%
Net income (loss)	4.1%	(0.6% )		5.0%	2.5%
NM = Not Meaningful

Thirteen Weeks Ended August 26, 2007, Compared to Thirteen Weeks Ended August 27, 2006

Net Sales. Sales increased 12.3% to $862.5 million in the thirteen weeks ended August 26, 2007, compared to $767.8 million in the thirteen weeks ended August 27, 2006.

Sales of chemicals increased to $609.4 million in the thirteen weeks ended August 26, 2007, from $566.8 million in the thirteen weeks ended August 27, 2006. Acquired businesses contributed approximately $54 million of retail chemicals sales, some of which were offset by lost wholesale revenues as some of our acquisitions were former wholesale customers.  Sales of herbicides increased from last year, primarily due to the effect of acquisitions and increased sales of glyphosate herbicides as a result of increased adoption of glyphosate tolerant corn.   Fungicide sales increased as a result of acquisitions and increased applications for general plant health.  Insecticide sales decreased due to the lack of insect pressure, the adoption of insect resistant corn seed and the decline in cotton acres, which are more input-intensive.

Sales of fertilizer increased to $198.7 million in the thirteen weeks ended August 26, 2007, from $156.5 million in the thirteen weeks ended August 27, 2006.  Acquired businesses contributed approximately $13 million of additional revenues, while increases in volumes sold and improvement in per ton selling prices drove the remainder of the difference.  Volume and price growth were due to increased grower demand, mainly as growers switched their planted acreage to corn from soybeans in the Midwest, requiring a replenishment of nutrients in the soil.  Favorable weather conditions and higher commodity prices also supported increased applications.

Sales of seed increased to $27.0 million in the thirteen weeks ended August 26, 2007, from $21.6 million in the thirteen weeks ended August 27, 2006. Acquired businesses represented approximately $4 million of the increase.  The remaining increase was due to increased sales of soybeans and cotton, primarily in the south, where weather conditions were favorable for late season planting.

Other sales increased to $27.4 million in the thirteen weeks ended August 26, 2007, from $22.9 million in the thirteen weeks ended August 27, 2006, primarily from acquired businesses, increased application fees, and additional transportation and warehousing revenue.

Cost of Goods Sold. Cost of goods sold was $724.4 million in the thirteen weeks ended August 26, 2007, compared to $659.4 million in the thirteen weeks ended August 27, 2006. Gross profit was $138.2 million in the thirteen weeks ended August 26, 2007, compared to $108.3 million in the thirteen weeks ended August 27, 2006. Gross margin (gross profit as a percentage of net sales) was 16.0% for the thirteen weeks ended August 26, 2007, compared to 14.1% for the thirteen weeks ended August 27, 2006. The increase in gross profit was primarily a result of increased sales of higher-margin proprietary chemical products and the effect of acquired businesses. The gross profit increase was also partially due to the difference in timing of some vendor rebates. Vendors are now supplying more timely information, better definition of criteria for earning rebates, and improved communication of local area programs, resulting in recognizing rebates earlier in the year. In the prior fiscal year, many of these rebates were recognized later in the year. We believe the impact to be approximately $10 million in the thirteen weeks ended August 26, 2007, as compared to the same period last year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $79.4 million (9.2% of sales) in the thirteen weeks ended August 26, 2007, from $66.2 million (8.6% of sales) in the thirteen weeks ended August 27, 2006. The increase in expenses was due to the additional expenses from our acquired businesses, higher incentive-based compensation commensurate with the company’s performance, and higher stock-based compensation expense.

Royalties, Service Charges and Other Income and Expenses. These items include royalty income generated by our proprietary products group, service charge income paid by customers who do business with us on terms, as well as other items. Other income increased to $10.0 million in the thirteen weeks ended August 26, 2007, up from $7.9 million in the thirteen weeks ended August 27, 2006, primarily due to higher customer service charge income associated with higher sales and higher royalties from increased sales of certain products in our proprietary products group.

Interest Expense, Net. Interest expense increased to $11.1 million in the thirteen weeks ended August 26, 2007, compared to $8.9 million in the thirteen weeks ended August 27, 2006. The increase was due to higher interest expense resulting from increased short-term borrowings related to our acquisition activity and increased working capital needs.

Finance Related and Other Charges. We had no finance related and other charges in the thirteen weeks ended August 26, 2007.  Finance related and other charges in the thirteen weeks ended August 27, 2006, were $47.4 million related to the refinancing of our debt, which was completed in the second quarter of fiscal 2007.

Income Tax. The effective income tax rate was 39.2% for the thirteen weeks ended August 26, 2007, compared to 30.4% for the thirteen weeks ended August 27, 2006.  The lower rate for the thirteen weeks ended August 27, 2006, reflects a lower tax benefit resulting from lower net income on a relatively fixed base of permanent tax adjustments.

Twenty-Six Weeks Ended August 26, 2007, Compared to Twenty-Six Weeks Ended August 27, 2006

Net Sales. Sales increased 13.9% to $2,467.6 million in the twenty-six weeks ended August 26, 2007, compared to $2,165.8 million for the twenty-six weeks ended August 27, 2006.

Sales of chemicals increased to $1,341.5 million in the twenty-six weeks ended August 26, 2007, from $1,280.8 million in the twenty-six weeks ended August 27, 2006. Acquired businesses contributed approximately $104 million of retail chemicals sales, some of which was offset by lost wholesale sales as some of our acquisitions were former wholesale customers.  Sales of herbicides increased in the twenty-six weeks ended August 26, 2007, from the comparable period in fiscal 2007, primarily due to acquisitions and increased sales of glyphosate herbicides, resulting from increased adoption of glyphosate tolerant corn.  Fungicide sales increased as a result of acquisitions and increased applications for general plant health.  Insecticide sales decreased due to the lack of insect pressure and the adoption of insect resistant corn seed to protect from corn rootworm, resulting in less insecticides used at planting time.

Sales of fertilizer increased to $678.8 million in the twenty-six weeks ended August 26, 2007, from $490.8 million in the twenty-six weeks ended August 27, 2006.  Acquired businesses contributed approximately $43 million of the increase.  Increases in volumes sold and an improvement in per ton selling prices drove the remainder of the difference.  Volume and price growth were due to increased grower demand, mainly as growers switched their planted acreage to corn from soybeans in the Midwest.  Favorable weather conditions and higher commodity prices also supported increased applications. Volumes were also driven by application timing.  Fertilizer is typically applied either in the fall or spring seasons, depending on weather and fertilizer prices. Our experience in our third and fourth quarters of fiscal 2007 led us to believe that growers delayed fertilizer applications in the fall and winter months, thereby driving increased applications in our first half of fiscal 2008.

Sales of seed increased to $384.6 million in the twenty-six weeks ended August 26, 2007, from $343.2 million in the twenty-six weeks ended August 27, 2006. Acquired businesses represented approximately $32 million of the increase.  The remaining increase was due to volume growth in third party and proprietary brands of corn seed and higher prices resulting from higher corn acreage and increased sales of seed with enhanced traits. Sales of cotton seed decreased due to lower planted acreage of cotton.

Sales of proprietary chemical and seed products were 17.5% of total chemical and seed sales in the twenty-six weeks ended August 26, 2007, compared to 15.6% in the twenty-six weeks ended August 27, 2006.

Other sales increased to $62.7 million in the twenty-six weeks ended August 26, 2007, from $51.0 million in the twenty-six weeks ended August 27, 2006, due to acquired businesses, increased application fees, and additional transportation and warehousing revenue.

Cost of Goods Sold. Cost of goods sold was $2,089.4 million in the twenty-six weeks ended August 26, 2007, compared to $1,871.8 million in the twenty-six weeks ended August 27, 2006. Gross profit was $378.2 million in the twenty-six weeks ended August 26, 2007, compared to $294.0 million in the twenty-six weeks ended August 27, 2006. Gross margin (gross profit as a percentage of net sales) was 15.3% for the twenty-six weeks ended August 26, 2007, compared to 13.6% for the twenty-six weeks ended August 27, 2006. The increase in gross profit was primarily a result of increased sales of higher-margin proprietory chemical products, higher fertilizer volumes with better unit profits, higher sales of corn seed with better unit margins across our seed business, and the effect of acquired businesses.  The gross profit increase was also partially due to the difference in timing of some vendor rebates. Vendors are now supplying more timely information, better definition of criteria for earning rebates, and improved communication of local area programs, resulting in recognizing rebates earlier in the year. In the prior fiscal year, many of these rebates were recognized later in the year.  We believe the impact to be approximately $15 million in the first half of this year as compared to the same period last year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $178.3 million (7.2% of sales) in the twenty-six weeks ended August 26, 2007, from $155.2 million (7.2% of sales) in the twenty-six weeks ended August 27, 2006. The increase in expenses was due to the additional expenses from our acquired businesses, higher incentive-based compensation commensurate with the company’s performance, and higher stock-based compensation expense.

Royalties, Service Charges and Other Income and Expenses. These items include royalty income generated by our proprietary products group, service charge income paid by customers who do business with us on terms, as well as other items. Other income increased to $19.3 million in the twenty-six weeks ended August 26, 2007, up from $15.3 million in the twenty-six weeks ended August 27, 2006, primarily due to higher customer service charge income associated with higher sales and higher royalties from increased sales of certain products in our proprietary products group.

Interest Expense, Net. Interest expense increased to $19.1 million in the twenty-six weeks ended August 26, 2007, compared to $17.2 million in the twenty-six weeks ended August 27, 2006. The increase was due to higher interest expense resulting from increased short-term borrowings related to our acquisition activity and increased working capital needs.

Finance Related and Other Charges. We had no finance related and other charges in the twenty-six weeks ended August 26, 2007.  Finance related and other charges in the twenty-six weeks ended August 27, 2006, were $47.8 million, primarily related to the refinancing of our debt as well as a secondary offering of our common stock, which were both completed in the first half of fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our ongoing operations require availability of funds to service debt, fund working capital, and meet capital expenditure requirements. We may also require availability of funds for future acquisition activity. We currently finance and expect to continue to finance these activities through cash flows from operations and from amounts available under our revolving credit facility, including the additional borrowing capacity under our revolving credit facility after giving effect to the Term Loan Add-on described in “Credit Facility and Other Long-Term Debt” below. Based upon the amount of future acquisition activity, we may need to seek other financing alternatives, including possible debt or equity financings.

Operating Activities

Cash flows used for operating activities totaled $169.9 million in the twenty-six weeks ended August 26, 2007, compared to $65.5 million in the twenty-six weeks ended August 27, 2006. Operating cash flows were impacted by increased accounts receivables, which were only partially offset by decreased inventory, increased accounts payable, and higher net income.  Accounts receivable increased due to acquired businesses, higher sales activity and increased sales to retail customers, resulting in longer receipt cycles.  Inventory decreased from the end of fiscal 2007 primarily due to the higher demand for our product in the planting months of the first half of the year.  Accounts payable increased from the end of fiscal 2007, due to higher purchasing levels associated with our sales activity.

Investing Activities

Cash flows used for investing activities totaled $22.8 million in the twenty-six weeks ended August 26, 2007, and $18.2 million in the twenty-six weeks ended August 27, 2006. Additions to property, plant and equipment were $13.6 million in the twenty-six weeks ended August 26, 2007.  Capital spending during the twenty-six weeks ended August 26, 2007, was for a variety of projects, the largest of which are two fertilizer expansion projects.  We spent $2.5 million for business acquisitions in the first twenty-six weeks of fiscal 2008 compared to $15.1 million spent in the first twenty-six weeks of fiscal 2007.  In addition, we spent $4.2 million in the first twenty-six weeks of fiscal 2008 for additional purchase price related to fiscal 2007 acquisitions.

Financing Activities

Cash flows provided by financing activities were $185.4 million in the twenty-six weeks ended August 26, 2007, compared to $11.5 million in the twenty-six weeks ended August 27, 2006. Short-term borrowings increased due to acquisition activity and increased working capital needs. Cash flows provided by financing activities reflect $21.4 million of dividends and dividend equivalents paid during the twenty-six week period ended August 26, 2007.

Credit Facility and Other Long-Term Debt

On June 1, 2006, our wholly owned subsidiary, United Agri Products, Inc. refinanced its existing revolving credit facility and entered into a new senior secured credit facility. The new senior secured credit facility provides for a new six-year $175 million asset-backed term loan facility and a five-year senior secured asset backed revolving credit facility in an aggregate principal amount of $675 million, including $50 million for letters of credit. Availability of the senior secured revolving credit facility is subject to a borrowing base formula, which includes availability of an over-advance during certain periods. The new senior secured credit facility provides that interest rates are based on, at United Agri Products, Inc.’s option, (a) LIBOR plus the applicable margin (described below), or (b) the base rate, which will be the higher of (i) the rate publicly quoted by The Wall Street Journal as the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks or (ii) the Federal Funds rate plus 0.50%, plus the applicable margin.

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

On September 4, 2007, we announced our intention to amend our existing credit facility to increase the senior secured term loan facility (such increase, the “Term Loan Add-on”) by $150 million.  The proceeds of the Term Loan Add-on will be used to refinance outstanding balances under our revolving credit facility, which will provide additional liquidity to fund future acquisition and capital expansion opportunities as they arise, and to pay fees and expenses, We have entered into a commitment letter (the “Commitment Letter”) with a financial institution (the “Lead Arranger”), whereby the Lead Arranger agreed to provide and syndicate the Term Loan Add-on. The Lead Arranger’s commitment under the Commitment Letter terminates on the earlier of the date the definitive loan documents related to the Amended Credit Facilities become effective or October 31, 2007.  On October 4, 2007, we announced that we expect the amount of the Term Loan Add-on to be increased from $150 million to $225 million. Notwithstanding the Commitment Letter, we make no assurance that the Term Loan Add-on will be consummated on the terms in the Commitment Letter or at all.

At August 26, 2007, there was $675.0 million of total borrowing capacity under the revolving credit facility and United Agri Products had aggregate borrowing availability thereunder of $258.9 million (after giving effect to $400.7 million of revolving loans and $15.4 million of letters of credit under the sub-facility).

At August 26, 2007, approximately $119 million of permitted distributions were available to pay dividends under the restricted payment covenant of the senior secured credit facility, before giving effect to the September 4, 2007 dividend payment of $11.7 million.

Our weighted average interest rate on short-term borrowings outstanding at August 26, 2007, was 6.6%.

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

Due to the seasonal nature of our business, the amount of borrowings outstanding under the revolving credit facility varies significantly throughout our fiscal year. During the fifty-two weeks ended August 26, 2007, short-term borrowings reached a daily peak of $569.2 million on September 25, 2006, while cash on hand at the end of our fiscal periods reached a peak of $35.0 million on November 26, 2006. Our average daily borrowings (net of cash on hand) in the fifty-two weeks ended August 26, 2007, were $382.8 million.

At August 26, 2007, we were in compliance with all covenants under our senior secured credit facility.

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

Holding Company

As a holding company, our investments in our operating subsidiaries, including United Agri Products, Inc., constitute substantially all of our operating assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. Our principal source of the cash required to pay our and our subsidiaries’ obligations is the cash that our subsidiaries generate from their operations and borrowings under the senior secured revolving credit facility. Our subsidiaries are separate and distinct legal entities and have no obligations to make funds available to us. The terms of the agreements governing United Agri Product's existing indebtedness generally restrict United Agri Products from paying dividends, making loans or other distributions, and otherwise transferring assets to us. Furthermore, our subsidiaries are permitted under the terms of the senior secured credit facility to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends, or the making of loans by such subsidiaries to us. We cannot assure you that the agreements governing United Agri Product's current and future indebtedness will permit our subsidiaries to provide us with sufficient dividends, distributions, or loans to fund dividends. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of United Agri Product's indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of United Agri Product's indebtedness on commercially reasonable terms or at all.

Dividend Policy

On March 1, 2007, we paid an $0.1875 per share dividend, and on June 1, 2007, we paid an $0.225 per share dividend.

On July 11, 2007, our board of directors declared a quarterly dividend on our common stock in the amount of $0.225 per share of common stock. The record date for the dividend payment was August 15, 2007, and the payment date was September 4, 2007.

There are no assurances that we will declare or pay any cash dividends in the future. The declaration and payment of future dividends to holders of our common stock is at the discretion of our board of directors and depends upon many factors including our financial condition, earnings, legal requirements, restrictions in our debt agreements, and other factors our board of directors deems relevant. The terms of our senior secured credit facility may also restrict us from paying cash dividends on our common stock under some circumstances. At August 26, 2007, approximately $119 million of permitted distributions were available to pay dividends under our restricted payment covenant in our senior secured credit facility, before giving effect to the September 4, 2007 dividend payment of $11.7 million.

In addition to dividends to our stockholders, we grant restricted stock units (“RSUs”) to eligible employees, management, and members of our board of directors.  These RSUs generally include the right to receive dividend equivalent payments on each RSU that are equal to dividends paid on each share of our common stock.

In the past, cash flow from our operating activities has been highly variable, resulting in negative cash flow during certain periods. Because of the variability, if our cash flow from operating activities is insufficient to fund dividend payments at intended levels, we may need to reduce or eliminate dividends or, to the extent permitted by our debt agreements, fund all or part of the dividends with additional debt or other sources of cash. To the extent we pay dividends, the amount of cash available to us to pay principal and interest on our outstanding debt will be reduced. Failure to pay the principal or interest on our debt would constitute an event of default under the applicable debt agreements giving the holders of the debt the right to accelerate its maturity. If any of our debt is accelerated, we may not have sufficient cash available to repay it in full and we may be unable to refinance it on satisfactory terms or at all. An event of default under debt agreements or an acceleration of the debt hereunder could also trigger an event of default under other debt agreements. Furthermore, if we fund dividends with additional debt, our interest expense will increase which may cause a further reduction in the amount of cash available to us.

On October 4, 2007, our board of directors declared a quarterly dividend on our common stock in the amount of $0.225 per share. The record date for the dividend payment will be November 15, 2007, and the payment date will be December 3, 2007.

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

Management has discussed the development, selection, and disclosure of critical accounting policies and estimates with the Audit Committee of our board of directors. We believe that our most critical accounting policies and estimates, those which are both important to the portrayal of our financial condition and results of operations and require the most difficult, subjective, complex, or significant judgment on the part of management, are the following:

•                  Allowance for Doubtful Accounts;

•                  Inventory Valuation and Reserves;

•                  Vendor Rebate Receivables; and

•                  Income Taxes

For a discussion of the Company’s critical accounting policies and estimates, please see our Annual Report on Form 10-K in the year ended February 25, 2007. We have not changed these policies or the method of making these estimates from those previously disclosed.

Recently Adopted Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for a discussion of the impact of adopting FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes,” on February 26, 2007.

Recent Accounting Pronouncements

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

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment to FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement requires a business entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. An entity may decide whether to elect the fair value option for each eligible item on its election date, subject to certain requirements described in the statement. This statement is effective at the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. We will adopt SFAS 159 in our first quarter of fiscal 2009, as required. We are currently reviewing the requirements of this statement and, at this point in time, we cannot determine the impact, if any, that this statement may have on results of operations, financial position, or cash flows.

Forward-Looking Statements

This report includes “forward-looking statements,” as that term is defined by The Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (“SEC”) in its rules, regulations, and releases that involve risks and uncertainties. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and divestitures, business trends, and other information that is not historical information, and, in particular, appear under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this Report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “foresees,” “likely,” “may,” “should,” “goal,” “target,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon information available to us on the date of this Report.

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

•                  our ability to consummate the Term Loan Add-on;

•                  changes in the number of acres planted and the mix of principal crops planted by our customers;

•                  our ability to integrate newly acquired operations into our existing operations;

•                  our ability to raise debt or equity financing to fund our acquisition strategy in the future;

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

Our inventory of fertilizer products has price risk related to changes in energy prices and fertilizer global supply and demand patterns. Our total fertilizer inventories were $119.3 million, $142.9 million, and $80.9 million at August 26, 2007, February 25, 2007, and August 27, 2006, respectively. In addition to our inventory, in order to secure supply and pricing, we sometimes prepay vendors for fertilizer inventory.  This fertilizer will be delivered later in the current fiscal year or early in the next fiscal year.  Our prepaid fertilizer was $14.4 million, $47.2 million, and $4.0 million at August 26, 2007, February 25, 2007, and August 27, 2006, respectively.

Our average daily borrowings under the senior secured revolving credit facility (net of cash on hand) in the fifty-two week period ended August 26, 2007, were $382.8 million. The senior secured revolving credit facility is affected by changes in interest rates. Based upon the amount of our average daily borrowings (net of cash on hand) in the fifty-two week period ended August 26, 2007, a one percentage point change in the assumed weighted average interest rate on such credit facility would change our annual interest expense by $3.8 million.

Our foreign currency risk is limited primarily to the exchange rate differential in the Canadian and U.S. dollar. The exchange rate was 0.9510, 0.8626, and 0.902 at August 26, 2007, February 25, 2007, and August 27, 2006, respectively. The exchange rate varied between 0.8455 and 0.9669 in the twenty-six weeks ended August 26, 2007. A one-percentage point change in the exchange rate would have approximately a $0.2 million impact on the balance sheet value.

In July 2006, in compliance with the terms of our new credit facility, we entered into two interest rate swaps to manage exposure to changes in cash flows related to changes in the variable interest rate on a portion of our long-term debt. Under the terms of the swaps, we pay a designated fixed rate and receive a variable rate, which is based on LIBOR. The rate received is expected to offset the variable rate to be paid on the long-term debt which is also based on LIBOR. At August 26, 2007, the notional value of the interest rate swaps was $165 million. These notional values of these amortizing swaps will decline to $90 million prior to expiration in July 2011.

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

Not applicable

ITEM 3.                               DEFAULTS UPON SENIOR SECURITIES.

Not applicable

ITEM 4.                               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)                   The annual meeting of stockholders was held on July 26, 2007.

(b)                  Directors elected at the meeting were Steven Y. Gold and Scott L. Thompson.

Incumbent Directors at the time of the meeting whose terms expire in subsequent years are: L. Kenneth Cordell, David R. Birk, Michael E. Ducey, Thomas R. Miklich, Carl J. Rickertsen, and William H. Schumann III.

(c)                   The matters voted upon at the meeting and the results of the voting were as follows:

(1)                Election of Directors:

	Class	Term Expiring	For	Withheld
Steven Y. Gold	I	2010	49,592,784	354,162
Scott L. Thompson	I	2010	49,592,784	354,162

(2)                The Ratification of the Appointment of Deloitte & Touche LLP as Independent Registered Public Accounting Firm for fiscal 2008:

For	Against	Abstain
49,922,013	22,254	2,679

(2)                Ratification of the UAP Holding Corp. 2007 Long-Term Incentive Plan:

For	Against	Abstain	Broker Non- Votes
46,134,619	2,452,023	34,398	1,325,906

ITEM 5.                               OTHER INFORMATION.

Not applicable

ITEM 6.                               EXHIBITS.

10.1	UAP Holding Corp. 2007 Long-Term Incentive Plan.

15.1	Deloitte & Touche LLP Letter Re Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 5, 2007

UAP HOLDING CORP.
(Registrant)

By:	/s/ David W. Bullock

David W. Bullock
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory on behalf of Registrant)

By:	/s/ Alan Kessock

Alan Kessock
Chief Accounting Officer
(Principal Accounting Officer)