Form 10-Q
period 2007-11-25
UAP HOLDING CORP
filed 2007-12-21
CIK 1279529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                For the quarterly period ended November 25, 2007

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

As of December 20, 2007, there were 52,457,020 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I.    FINANCIAL INFORMATION

ITEM 1.                              FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of UAP Holding Corp.

Greeley, Colorado

We have reviewed the accompanying consolidated balance sheets of UAP Holding Corp. and subsidiaries (the “Company”) as of November 25, 2007, and November 26, 2006, the related consolidated statements of earnings for the thirteen and thirty-nine week periods ended November 25, 2007, and November 26, 2006, the consolidated statements of cash flows for the thirty-nine week periods ended November 25, 2007, and November 26, 2006, and the consolidated statement of stockholders’ equity for the thirty-nine week period ended November 25, 2007. These interim financial statements are the responsibility of the Company’s management.

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

DELOITTE & TOUCHE LLP

Denver, Colorado

December 21, 2007

UAP HOLDING CORP.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
UNAUDITED

	November 25, 2007	February 25, 2007	November 26, 2006
ASSETS
Current assets:
Cash and cash equivalents	$23,310	$19,506	$35,045
Receivables, net	772,465	338,229	724,930
Inventories	684,087	883,033	599,474
Deferred income taxes	31,615	28,046	24,665
Vendor prepayments	40,864	64,700	12,950
Other current assets	7,523	8,547	4,383
Total current assets	1,559,864	1,342,061	1,401,447
Property, plant and equipment	166,413	145,455	130,794
Less accumulated depreciation	(44,810)	(35,234)	(32,288)
Property, plant and equipment, net	121,603	110,221	98,506
Intangible assets, net	51,377	50,076	31,660
Goodwill	47,034	45,138	41,611
Deferred income taxes	7,414	4,448	6,370
Debt issuance costs, net	9,880	5,445	5,746
Other assets	3,590	1,797	1,986
Total assets	$1,800,762	$1,559,186	$1,587,326
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$674,658	$926,632	$728,714
Short-term debt	293,879	184,739	373,615
Accrued payroll and related liabilities	33,818	5,820	15,604
Income taxes payable	23,902	—	—
Deferred income taxes	2,158	2,200	2,087
Other accrued liabilities	89,788	72,631	87,909
Total current liabilities	1,118,203	1,192,022	1,207,929
Long-term debt	393,828	172,390	172,828
Deferred income taxes	15,589	17,953	18,677
Other non-current liabilities	14,908	6,567	5,903
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $.001 par value, 90,000,000 shares authorized, 52,457,020, 51,194,620, and 50,980,858 issued and outstanding, respectively	52	51	51
Additional paid-in capital	158,545	138,569	133,344
Retained earnings	94,374	27,801	44,813
Accumulated other comprehensive income	5,263	3,833	3,781
Stockholders’ equity	258,234	170,254	181,989
Total liabilities and stockholders’ equity	$1,800,762	$1,559,186	$1,587,326

The accompanying notes are an integral part of the financial statements.

UAP HOLDING CORP.

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except share data)
UNAUDITED

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 25, 2007	November 26, 2006	November 25, 2007	November 26, 2006
Net sales	$497,773	$375,728	$2,965,323	$2,541,542
Cost of goods sold	440,757	335,107	2,530,149	2,206,926
Gross profit	57,016	40,621	435,174	334,616
Selling, general and administrative expenses	79,300	54,746	257,630	209,954
Royalties, service charges and other income and expenses	(5,653)	(4,179)	(24,910)	(19,472)
Operating income (loss)	(16,631)	(9,946)	202,454	144,134
Interest expense, net	14,462	11,472	33,606	28,631
Finance related and other charges	379	325	379	48,172
Income (loss) before income taxes	(31,472)	(21,743)	168,469	67,331
Income tax expense (benefit)	(12,458)	(8,592)	64,781	26,464
Net income (loss)	$(19,014)	$(13,151)	$103,688	$40,867
Earnings (loss) per share:
Basic	$(0.36)	$(0.26)	$2.00	$0.80
Diluted	$(0.36)	$(0.26)	$1.95	$0.78
Cash dividends declared per share of common stock	$0.2250	$0.1875	$0.6750	$0.5625
Weighted average shares outstanding:
Basic	52,417,891	50,978,306	51,943,792	50,932,591
Diluted	52,417,891	50,978,306	53,103,732	52,425,236

The accompanying notes are an integral part of the financial statements.

UAP HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
UNAUDITED

	Thirty-Nine Weeks Ended
	November 25, 2007	November 26, 2006
Operations
Net income	$103,688	$40,867
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	9,899	8,636
Stock compensation	9,034	2,979
Amortization of intangibles	5,932	1,449
Deferred income taxes	(7,570)	(57)
Write-off of debt issuance costs	—	15,957
Premium paid to tender notes payable	—	31,714
Other	(1,045)	2,780
Change in operating assets and liabilities, net of effects of acquisitions:
Increase in receivables, net	(435,848)	(437,967)
Decrease in current liabilities and non-current liabilities	(164,214)	(72,264)
Decrease in inventory	202,228	137,273
Decrease in other operating assets	24,736	71,606
Net cash used for operations	(253,160)	(197,027)
Investing
Additions to property, plant and equipment	(19,522)	(16,960)
Acquisitions, net of cash acquired	(8,879)	(31,511)
Additions to purchase price of previous acquisitions	(4,934)	—
Addition of other long-lived assets	(2,612)	(1,928)
Proceeds from sales of assets	2,345	9,399
Net cash used for investing	(33,602)	(41,000)
Financing
Long-term debt issued	225,000	175,000
Net borrowings on revolving line of credit	106,890	371,865
Dividends and dividend equivalents paid	(33,251)	(28,660)
(Decrease) increase in checks not yet presented	(14,909)	10,988
Excess income tax benefits from stock-based compensation arrangements	9,799	9,130
Debt issuance costs	(5,535)	(6,374)
Proceeds from common stock options exercised	2,808	300
Long-term debt payments and redemption	(1,312)	(338,475)
Net cash provided by financing	289,490	193,774
Net effect of exchange rates on cash and cash equivalents	1,076	130
Net change in cash and cash equivalents	3,804	(44,123)
Cash and cash equivalents at beginning of period	19,506	79,168
Cash and cash equivalents at end of period	$23,310	$35,045
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$31,548	$28,008
Cash paid for prior years’ accreted discount on notes payable	$—	$20,968
Cash paid during the period for income taxes	$24,729	$14,076
Dividends and dividend equivalents declared but not yet paid	$12,413	$9,559

The accompanying notes are an integral part of the financial statements.

UAP HOLDING CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
UNAUDITED

Thirty-Nine Weeks Ended November 25, 2007	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at February 25, 2007	$51	$138,569	$27,801	$3,833	$170,254
Adoption of FASB Interpretation No. 48	—	—	(1,247)	—	(1,247)
Adjusted balance at beginning of period	51	138,569	26,554	3,833	169,007
Comprehensive income:
Net income	—	—	103,688	—	103,688
Cash flow hedges, net of tax	—	—	—	(2,173)	(2,173)
Foreign currency translation adjustment	—	—	—	3,603	3,603
Total comprehensive income	—	—	—	—	105,118
Exercise of stock options	1	2,807	—	—	2,808
Stock compensation — stock options and restricted stock units	—	9,561	—	—	9,561
Excess income tax benefits from stock-based compensation arrangements	—	9,799	—	—	9,799
Payroll taxes on restricted stock units vested and issued	—	(2,191)	—	—	(2,191)
Dividends and dividend equivalents	—	—	(35,868)	—	(35,868)
Balance at November 25, 2007	$52	$158,545	$94,374	$5,263	$258,234

The accompanying notes are an integral part of the financial statements.

UAP HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Thirteen and Thirty-Nine Week Periods Ended November 25, 2007, and November 26, 2006

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

The predecessor of UAP Holding Corp. was initially formed by ConAgra Foods, Inc. (“ConAgra”) through a series of acquisitions, beginning in May 1978.  In 2003, Apollo Management V, L.P. (“Apollo”), through UAP Holding Corp., acquired part of ConAgra Foods’ United States and Canadian agricultural products businesses from ConAgra.  In 2004, we consummated the initial public offering of our common stock.

Fiscal Year. Our fiscal year includes a fifty-two or fifty-three week period ending on the last Sunday in February. The fifty-two weeks ending on February 24, 2008, will be referred to as “fiscal 2008,” and the fifty-two weeks ended February 25, 2007, will be referred to as “fiscal 2007.”

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

Vendor Rebate Receivables. We receive vendor rebates, primarily from our chemical and seed suppliers. These rebates are usually covered by binding agreements and published programs but can also be open-ended, subject to future definition or revision. Rebates earned are generally based on achieving targeted sales, purchases, volume tiers, sales growth, or market share growth rates.

Rebates typically cover performance during the crop year, which is based on planting, growing, and harvesting cycles.  This may differ from our fiscal year. The crop year for fiscal 2008 began as early as September 2006 and will end as late as December 2007, depending on the product. Because of the timing of the crop year relative to our fiscal year and because our vendor programs are typically not multi-year programs, the rebate income earned and recognizable for the crop year ended during the current fiscal year will largely be received and recorded by our fiscal year-end. Since we estimate rebates earned from our vendors throughout the year, changes in estimates can impact our margin percentages by quarter. The programs that start late in one fiscal year and conclude in the subsequent fiscal year typically will not result in significant income in the starting fiscal year because sales activity during that period, the winter season, is significantly less.

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

Earnings (Loss) Per Share. Earnings (loss) per share are based on the weighted average number of shares of common stock outstanding during the period as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Earnings (loss) per share	November 25, 2007	November 26, 2006	November 25, 2007	November 26, 2006
	(in thousands, except share data)
Net income (loss)	$(19,014)	$(13,151)	$103,688	$40,867

Weighted average shares of common stock outstanding used in computing basic earnings per share	52,417,891	50,978,306	51,943,792	50,932,591
Net effect of dilutive stock options and restricted stock units	—	—	1,159,940	1,492,645

Weighted average shares of common stock used in computing diluted earnings per share	52,417,891	50,978,306	53,103,732	52,425,236

Basic earnings (loss) per share	$(0.36)	$(0.26)	$2.00	$0.80

Diluted earnings (loss) per share	$(0.36)	$(0.26)	$1.95	$0.78

2. Accounting Developments

Adoption of New Accounting Pronouncement.  In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 was effective for fiscal years beginning after December 15, 2006.

We adopted the provisions of FIN No. 48 at the beginning of our current fiscal year, as required. The cumulative effect of adoption was a $1.2 million reduction of retained earnings. At February 25, 2007, the total amount of unrecognized tax benefits was $4.4 million, all of which would impact the effective tax rate, if recognized. Upon adoption, approximately $4.1 million of the unrecognized tax benefits were reflected in “Other non-current liabilities.”

Interest and penalties associated with uncertain tax positions are recognized as components of “Income tax expense.” The Company’s accrual for interest and penalties was $0.2 million upon adoption of FIN No. 48.

The Company is subject to U.S. federal income tax audits for fiscal year 2006 and fiscal year 2007.  The Company is also subject to state, local and Canadian income tax audits by taxing authorities for fiscal year 2004 through fiscal year 2007.  It is reasonably possible that the amount of unrecognized tax benefits could decrease between $1 million and $2 million in the next 12 months due to completion of income tax audits related to the Apollo acquisition of UAP from ConAgra and the expiration of federal and state statute of limitations.

Recent Accounting Pronouncements.  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within such years. We will adopt SFAS 157 in our first quarter of fiscal 2009, as required. We are currently reviewing the requirements of this statement and, at this point in time, we cannot determine the impact, if any, that this statement may have on our business, financial condition, cash flow, results of operations, or liquidity.

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

In December 2007, the FASB issued FASB Statement No. 141(R), “Business Combinations” (“SFAS 141(R)”), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business.  This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We are currently reviewing the requirements of this statement and, at this point in time, we cannot determine the impact, if any, that this statement may have on our business, financial condition, cash flow, results of operations, or liquidity.

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which prescribes the accounting by a parent company for minority interests held by other parties in a subsidiary of the parent company.  This statement is effective for annual periods beginning after December 15, 2008.  We are currently reviewing the requirements of this statement and, at this point in time, we cannot determine the impact, if any, that this statement may have on our business, financial condition, cash flow, results of operations, or liquidity.

3. Acquisitions and Divestitures

During the thirty-nine weeks ended November 25, 2007, we acquired four businesses and paid $8.9 million in purchase price.  The total initial purchase price paid may increase or decrease primarily due to adjustments to working capital made in accordance with contractual provisions.

During fiscal 2007, we acquired eleven businesses at a total initial purchase price of $82.1 million, net of cash received, and assumed liabilities of approximately $47 million. We also paid an additional $4.9 million in the thirty-nine weeks ended November 25, 2007, for certain items, primarily customary working capital adjustments, related to these fiscal 2007 acquisitions. Our major acquisitions in fiscal 2007 were (a) the first fiscal quarter purchase of the remaining 50% share of our joint venture in UAP Timberland, LLC, (b) the third fiscal quarter purchase of Terral AgriServices, Inc. and certain assets of Terral FarmService, Inc. and Wisner Elevator, Inc., and (c) the fourth fiscal quarter purchase of certain retail and service assets of AGSCO, Inc. and AG Depot, Inc., and certain retail distribution assets of Boettcher Enterprises. For these fiscal 2007 acquisitions that occurred in the thirty-nine weeks ended November 26, 2006, we paid $31.5 million in purchase price, net of cash received.

During the thirty-nine weeks ended November 26, 2006, we sold a portion of our retail locations in western Canada for total consideration of $7.6 million.

4. Royalties, Service Charges and Other Income and Expenses

Royalties, service charges and other income and expenses consist of the following:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Royalties, service charges and other income and expenses	November 25, 2007	November 26, 2006	November 25, 2007	November 26, 2006
		(in thousands)
Royalty income	$(519)	$(609)	$(7,396)	$(5,929)
Service charges income	(3,233)	(1,863)	(11,007)	(7,659)
Other income and expenses	(1,901)	(1,707)	(6,507)	(5,884)

Total	$(5,653)	$(4,179)	$(24,910)	$(19,472)

5. Certain Asset Accounts

Receivables, net. Our receivables include receivables from customers, net of allowances for doubtful accounts; vendor rebates receivable; and miscellaneous receivables as follows:

Receivables and Allowance for Doubtful Accounts	November 25, 2007	February 25, 2007	November 26, 2006
		(in thousands)
Receivables from customers	$623,485	$289,160	$584,276
Allowance for doubtful accounts	(20,551)	(15,735)	(16,589)
Receivables from customers, net	602,934	273,425	567,687
Vendor rebates receivable	157,352	47,439	137,344
Miscellaneous receivables	12,179	17,365	19,899
Total	$772,465	$338,229	$724,930

Inventories. Inventories consist primarily of chemical, fertilizer, and seed products purchased from our suppliers or produced by one of our three formulation facilities, for resale to our customers. We record inventory at the lower of cost or market. We maintain a perpetual inventory system, which we reconcile to physical counts at each location periodically.

Each fiscal quarter, we analyze our inventory against historical sales of inventory products to determine which items may be obsolete or slow moving. Inventory is then reduced for the difference between our cost and the net realizable value of inventory.

Inventories include the following:

Inventories	November 25, 2007	February 25, 2007	November 26, 2006
		(in thousands)
Raw materials and work in process	$13,094	$18,129	$13,019
Finished goods	670,993	864,904	586,455
Total	$684,087	$883,033	$599,474

Intangible Assets. Intangible assets consist primarily of assets acquired in our business acquisitions and are recorded at their respective fair values in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” Our intangible assets consist of finite- and indefinite-lived assets. Finite-lived intangible assets are amortized based on their estimated useful lives, ranging from 3 to 10 years, depending on the type of asset. Amortization expense for the thirteen weeks ended November 25, 2007, and November 26, 2006, was $2.3 million and $0.7 million, respectively. For the thirty-nine weeks ended November 25, 2007, and November 26, 2006, amortization expense was $5.9 million and $1.4 million, respectively. Indefinite-lived assets are not amortized but are tested for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).

During the thirty-nine week period ended November 25, 2007, we recorded $7.2 million of intangibles, related to product registration costs and business acquisitions.  At November 25, 2007, February 25, 2007, and November 26, 2006, net intangible assets totaled $51.4 million, $50.1 million, and $31.7 million, respectively.

Goodwill. Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business acquisitions plus acquisition costs. Goodwill is not amortized. In accordance with SFAS No. 142, we test goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. We completed our latest goodwill impairment test as of November 25, 2007, and determined that there was no impairment at that date. We may be subject to earnings volatility if goodwill impairment occurs at a future date. During the thirty-nine weeks ended November 25, 2007, we recorded $1.9 million of goodwill related to acquisitions completed during the period and finalization of purchase accounting for acquisitions completed in the prior fiscal year. At November 25, 2007, February 25, 2007, and November 26, 2006, goodwill totaled $47.0 million, $45.1 million, and $41.6 million, respectively.

Debt Issuance Costs. Our debt issuance costs, net of amortization, were $9.9 million, $5.4 million, and $5.7 million at November 25, 2007, February 25, 2007, and November 26, 2006, respectively. In October 2007, we recorded $5.5 million of debt issuance costs related to the increase in our senior secured term loan facility. Also included in our debt issuance costs at November 25, 2007, and November 26, 2006, are costs related to replacing our credit facility and establishing a new senior secured credit facility. Debt issuance costs are being amortized on a straight-line basis, which approximates the effective interest method, over the terms of the related debt. The related amortization is recognized as interest expense and other amortization expense.

6. Hedging Activities

In July 2006, in compliance with the terms of our senior secured credit facility, we entered into two interest rate swaps to manage exposure to changes in cash flows related to changes in the variable interest rate on a portion of our long-term debt. Under the terms of the swaps, we pay a designated fixed rate and receive a variable rate, which is based on LIBOR. The rate received is expected to offset the variable rate to be paid on the long-term debt which is also based on LIBOR.

At November 25, 2007, the notional value of the interest rate swaps was $165.0 million. The notional values of these amortizing swaps will decline to $90.0 million prior to expiration in July 2011. The fair value of the interest rate swaps at November 25, 2007, was ($6.1) million and is classified in “Other non-current liabilities” on the balance sheet. The mark-to-market loss, net of taxes, deferred in “Accumulated other comprehensive income” at November 25, 2007, was $3.8 million. During the thirty-nine weeks ended November 25, 2007, the critical terms of the hedge and the hedged items did not change and there has been no adverse change in the risk of default by counterparties to the swap since inception. As a result, no gain or loss has been recognized due to hedge ineffectiveness.

7. Stock-Based Compensation

Our stock-based compensation programs include non-qualified stock options, restricted stock units, and deferred compensation. At our annual meeting in July 2007, our stockholders ratified the 2007 Long-Term Incentive Plan (the “2007 LTIP”).  At November 25, 2007, our stock compensation programs were in accordance with the equity compensation plans maintained by the Company: the 2007 LTIP, the 2004 Long-Term Incentive Plan (the “2004 LTIP”), the 2003 Stock Option Plan (the “2003 Plan”), the 2004 Non-Executive Director Stock Option Plan (the “Director Option Plan”), and the Director Deferred Compensation Plan (the “Director DCP”).  There will be no further awards under each of the 2003 Plan, the 2004 LTIP, and the Director Option Plan. Awards after July 2007 are made pursuant to the 2007 LTIP.

Stock Options. Stock options were granted to certain employees under the 2003 Plan and to members of our board of directors under the Director Option Plan. The following table summarizes information about stock options for the thirty-nine weeks ended November 25, 2007, and November 26, 2006:

	Shares Subject to Options	Weighted-Average Exercise Price Per Share

Stock options
Balance at February 26, 2006 (2,321,756 shares vested and exercisable)	2,841,272	$2.56
Granted	—	—
Exercised	(117,254)	$2.56
Forfeited	—	—
Balance at November 26, 2006 (2,374,379 shares vested and exercisable)	2,724,018	$2.56

Balance at February 25, 2007 (2,161,639 shares vested and exercisable)	2,511,278	$2.56
Granted	—	—
Exercised	(1,097,630)	$2.56
Forfeited	(2,343)	$2.56
Balance at November 25, 2007 (1,233,886 shares vested and exercisable)	1,411,305	$2.56

At November 25, 2007, there was $0.1 million of unrecognized compensation expense related to unvested stock options. The weighted-average remaining contractual life at November 25, 2007, was 4.0 years, for both outstanding and exercisable options. The total intrinsic value (market value of the stock less the option exercise price) of options exercised in the thirty-nine weeks ended November 25, 2007, and November 26, 2006, was $28.6 million and $2.1 million, respectively. The intrinsic value of exercisable options at November 25, 2007, based on the closing market price on November 23, 2007, was $33.2 million.

Restricted Stock Units. We granted restricted stock units (“RSUs” or “RSU”) to eligible employees, management, and members of our board of directors pursuant to the 2004 LTIP and the 2007 LTIP which are converted into shares of UAP common stock. The following is a summary of RSU activity for the thirty-nine weeks ended November 25, 2007, and November 26, 2006:

	Restricted Stock Units	Weighted- Average Grant Price per Share

Restricted Stock Units
Balance at February 26, 2006	224,050	$15.94
Granted	515,350	$21.12
Vested and converted to common stock	(56,261)	$15.94
Cancelled	(13,137)	$19.51
Balance at November 26, 2006	670,002	$19.85

Balance at February 25, 2007	672,107	$19.87
Granted	849,795	$26.11
Vested and converted to common stock	(233,771)	$20.04
Cancelled	(31,676)	$22.48
Balance at November 25, 2007	1,256,455	$23.87

We recognize compensation expense over the vesting periods of the awards.  The compensation expense for the thirteen weeks ended November 25, 2007, and November 26, 2006, was $1.9 million and $1.0 million, respectively. For the thirty-nine weeks ended November 25, 2007, and November 26, 2006, the compensation expense was $9.1 million and $2.7 million, respectively.  The total fair values of RSUs that vested during the thirty-nine weeks ended November 25, 2007, and November 26, 2006, were $6.1 million and $1.2 million, respectively.

At November 25, 2007, there was approximately $17.9 million of unrecognized compensation expense, before taxes and net of estimated forfeitures, related to RSU grants, which will be recognized over the weighted-average remaining vesting period of 3.0 years.

8. Income Taxes

We adopted FIN No. 48 on February 26, 2007. This interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. This interpretation also provides guidance on subsequent adjustment of recorded amounts, classification of interest and penalties, accounting in interim periods, disclosure, and transition.  Refer to “Adoption of New Accounting Pronouncement” in Note 2 for the discussion regarding the cumulative effect of adopting FIN No. 48.

9. Debt

In October 2007, UAP Holding Corp., its wholly-owned subsidiary United Agri Products, Inc. (“UAP, Inc.”), and certain of UAP Inc.’s subsidiaries entered into an amendment (the “Amendment”) to UAP, Inc.’s Second Amended and Restated Credit Agreement dated June 1, 2006 (the “Amended Credit Agreement”) to, among other things, increase our senior secured term loan facility by $225 million (such increase, the “Term Loan Add-on”).  Proceeds were used to pay down the outstanding balance under UAP, Inc.’s revolving credit facility and to pay related fees and expenses.

Interest rates with respect to the Term Loan Add-on and the existing term loans are based on, at UAP, Inc.’s option, (a) LIBOR plus the applicable margin (as defined below) and (b) the base rate, which will be the higher of (i) the rate publicly quoted by The Wall Street Journal as the “base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks” and (ii) the Federal Funds rate plus 0.50%, plus the applicable margin.  The applicable margin for the Term Loan Add-on (as well as the existing term loan under the existing credit facility) is 2.75% for LIBOR loans and 1.75% for base rate loans.

In June 2006, UAP, Inc. replaced both its revolving credit facility and senior notes and entered into a senior secured credit facility. The senior secured credit facility provided for a six-year $175 million term loan facility (which was increased to $400 million in October 2007, as discussed above) and a five-year senior secured asset-based revolving credit facility in an aggregate principal amount of $675 million, including $50 million for letters-of-credit (jointly referred to hereafter as the “senior secured credit facility”). Availability of the revolving credit facility is subject to a borrowing base formula, which includes availability of an over-advance during certain periods. The senior secured credit facility provides that interest rates are based on, at UAP, Inc.’s option, (a) LIBOR plus the applicable margin or (b) the base rate, which is the higher of (i) the rate publicly quoted by the Wall Street Journal as the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks or (ii) the Federal Funds rate plus 0.50%, plus the applicable margin.

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

In June 2006, UAP Holding Corp. and UAP, Inc. consummated the tender offers and consent solicitations for the 10¾% Senior Discount Notes due 2012 issued by UAP Holding Corp. and the 8¼% Senior Notes due 2011 issued by UAP, Inc. (collectively, the “Senior Notes”). The companies accepted for purchase $123.1 million principal amount at maturity of the 10¾% Senior Discount Notes (representing 98.5% of the previously outstanding 10¾% Senior Discount Notes) and $203.5 million principal amount of the 8¼% Senior Notes representing approximately 99.9% of the previously outstanding 8¼% Senior Notes. Total consideration paid for the notes tendered plus accrued interest thereon was $120.6 million for the 10¾% Senior Discount Notes and $227.2 million for the 8¼% Senior Notes. These payments and related expenses were financed through borrowings under the new senior secured credit facility.

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

In connection with the refinancing and early extinguishment of the senior notes, the Company recorded a pretax charge to finance related and other charges of approximately $47.9 million for fiscal 2007, all of which were primarily incurred in the thirty-nine weeks ended November 26, 2006. These costs include approximately $31.8 million for tender premiums and related transaction costs to acquire the debt and $16.1 million for the write-off of unamortized debt issuance costs.

At November 25, 2007, there was $675.0 million of total borrowing capacity under the revolving credit facility and UAP, Inc. had aggregate borrowing availability thereunder of $369.7 million (after giving effect to $289.9 million of revolving loans and $15.4 million of letters of credit under the sub-facility).

At November 25, 2007, we believe that the permitted distributions available to pay dividends under the restricted payment covenant of the senior secured credit facility would be approximately $94 million, before giving effect to the December 3, 2007 dividend payment of $12.0 million.

Our weighted average interest rate on short-term borrowings outstanding at November 25, 2007, was 6.1%.

Our senior secured credit facility contains certain customary representations, warranties, and affirmative covenants. At November 25, 2007, we were in compliance with all covenants under our senior secured credit facility.

Total current and long-term debt at November 25, 2007, February 25, 2007, and November 26, 2006, consisted of the following:

Debt	November 25, 2007	February 25, 2007	November 26, 2006
		(in thousands)
Total debt
Senior Secured Asset-based Revolving Credit Facility	$289,879	$182,989	$371,865
Term Loan Facility	397,813	174,125	174,563
8¼% Senior Notes	15	15	15
Total debt	687,707	357,129	546,443
Less: current portion
Senior Secured Asset-based Revolving Credit Facility	$289,879	$182,989	$371,865
Term Loan Facility	4,000	1,750	1,750
Total long-term debt	$393,828	$172,390	$172,828

Maturities of debt in the remainder of fiscal 2008 and each of the five subsequent years are as follows:

Fiscal Year Ending	At November 25, 2007
(in thousands)
2008	$290,879
2009	4,000
2010	4,000
2011	4,000
2012	4,015
2013 and thereafter	380,813
Total	$687,707

10. Incentive-Based Compensation Plan

We have an incentive-based compensation plan for officers and key employees.  Factors considered in the plans include growth, profitability, and key performance metrics of both individual and overall company operating performance. Amounts charged (credited) to expense totaled $7.9 million and $18.0 million in the thirteen and thirty-nine weeks ended November 25, 2007, respectively, and ($4.1) million and $0.4 million in the thirteen and thirty-nine weeks ended November 26, 2006, respectively.

11. Dividends

On October 4, 2007, our board of directors declared a quarterly dividend on our common stock in the amount of $0.225 per share.  The record date for the dividend payment was November 15, 2007 and the dividend was paid on December 3, 2007.  On March 1, 2007, we paid a $0.1875 per share dividend, and we paid a $0.225 per share dividend on June 1, 2007 and September 4, 2007.

In addition to dividends to our stockholders, the RSUs that we have granted to eligible employees, management, and members of our board of directors include the right to receive dividend equivalent payments on each RSU that are equal to dividends paid on each share of our common stock.

12. Business Segment and Related Information

The Company has one reporting segment engaged in the sale of agricultural inputs to growers and regional dealers.

Net sales and long-lived assets by geographical area are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Net sales	November 25, 2007	November 26, 2006	November 25, 2007	November 26, 2006
		(in thousands)
United States	$486,408	$367,812	$2,901,075	$2,485,501
Canada	11,365	7,916	64,248	56,041
Total	$497,773	$375,728	$2,965,323	$2,541,542

Long-lived assets	November 25, 2007	February 25, 2007	November 26, 2006
		(in thousands)
United States	$239,532	$216,238	$185,065
Canada	1,366	887	814
Total	$240,898	$217,125	$185,879

Long-lived assets consist of property, plant and equipment, net of depreciation; goodwill, indefinite-life and amortizable intangibles; and other assets. Long-lived assets by geographical area are based on the location of facilities.

Net sales by product category are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Net sales by product category	November 25, 2007	November 26, 2006	November 25, 2007	November 26, 2006
		(in thousands)
Chemicals	$233,700	$218,278	$1,575,150	$1,499,040
Fertilizer	209,467	116,180	888,259	606,981
Seed	32,216	19,319	416,850	362,535
Other	22,390	21,951	85,064	72,986
Total	$497,773	$375,728	$2,965,323	$2,541,542

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

Income tax contingencies are provided for under FIN No. 48. See Note 2 and Note 8.

We are a party to a number of lawsuits and claims arising out of the operation of our businesses. Our management believes the ultimate resolution of such matters should not have a material adverse effect on our business, financial condition, cash flow, results of operations, or liquidity.

In some cases, pursuant to indemnity agreements, third parties (including government reimbursement funds and insurers) may contribute to the costs of cleanup at certain sites. Pursuant to the asset purchase agreement dated November 24, 2003, in which ConAgra sold United Agri Products and its related businesses to UAP Holding Corp. (the “Apollo Acquisition”), ConAgra has agreed to provide us with a partial reimbursement of costs that we may incur relating to any cleanup requirements due to environmental conditions at our Greenville, Mississippi facility prior to our purchase of the site from them in November 2003. Additionally, on October 14, 2002, December 23, 2002, and December 31, 2002, three separate lawsuits were filed in the Circuit Court of Washington County, Mississippi against our subsidiary, Platte Chemical Company (“Platte”), and certain former employees of Platte, relating to alleged releases from Platte’s Greenville, Mississippi facility. The plaintiffs in such suits are seeking compensation for alleged personal injury and property damage. In connection with the Apollo Acquisition, ConAgra agreed to partially reimburse us, subject to a cap, for fees and expenses we incur in connection with such lawsuits. Subsequent to November 23, 2003, another lawsuit not covered by the ConAgra cost sharing agreement was filed in the Circuit Court of Washington County, Mississippi against us, which lawsuit relates to the same alleged releases from the Greenville, Mississippi facility. While discovery in the Greenville litigations is not yet complete, based on information available to us at this time we do not believe that such litigations, if adversely determined, would have a material adverse effect on our business, financial condition, cash flow, results of operations, and liquidity.

14. Subsequent Events

Tender Offer. On December 2, 2007, UAP, Agrium Inc. (“Agrium”), and a subsidiary of Agrium, entered into an agreement and plan of merger (“Merger Agreement”) pursuant to which Agrium, through its subsidiary Agrium U.S., Inc., commenced a tender offer on December 10, 2007 (“Tender Offer”), to purchase all the outstanding shares of common stock of UAP for $39.00 in cash per share. The Merger Agreement provides that following completion of the Tender Offer and assuming certain conditions are satisfied, UAP will then engage in a merger (the “Merger”) with a subsidiary of Agrium, pursuant to which each outstanding share of UAP common stock not tendered in the Tender Offer will be converted into the right to receive $39.00 in cash.  Upon completion of the Merger, UAP will become a wholly-owned subsidiary of Agrium.  Agrium is a major retailer of agricultural products and services in both North and South America and a global producer and wholesale marketer of nutrients for agricultural, specialty, and industrial markets.

The acquisition is subject to UAP stockholders tendering a majority of the outstanding shares of UAP common stock in the Tender Offer and satisfaction of certain other conditions, including receipt of certain U.S. and Canadian regulatory approvals.

If these transactions are completed, we will cease reporting financial results as a stand-alone company.  The accompanying financial statements do not reflect any of the potential impacts of the Merger, as those impacts will not be recorded until and if there is a closing.

If the Merger is not completed and the Merger Agreement is terminated under certain circumstances, UAP may be liable to Agrium for a termination fee of $44 million, plus reimbursement to Agrium of up to $10 million in costs incurred by Agrium in connection with the transactions.  If the Merger is not completed due to failure to obtain regulatory approval and certain other conditions are satisfied, Agrium may be liable to UAP for a reverse break fee of $54 million.

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

We intend for this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) to provide the reader with information that will assist in understanding our business, financial condition, cash flow, results of operations, or liquidity for the periods presented. You should read this MD&A in conjunction with our consolidated financial statements and the accompanying notes thereto appearing elsewhere in this report. The results of operations for the thirteen and thirty-nine weeks ended November 25, 2007, are not necessarily indicative of the results to be expected for other interim periods or for the full fiscal year. This section should also be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 25, 2007.

We operate on a fifty-two or fifty-three week fiscal year. Fiscal years are identified in this report according to the calendar year in which they end. The fifty-two weeks ending on February 24, 2008, will be referred to as “fiscal 2008,”and the fifty-two weeks ended February 25, 2007, will be referred to as “fiscal 2007.”

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

Our operations entail a network of approximately 370 sales and distribution facilities and three formulation plants strategically located in major crop-producing areas of the United States and Canada. Our business is highly seasonal based upon the planting, growing, and harvesting cycles of our customers’ operations. As a result of this seasonality, we experience significant fluctuations in our revenues, net income, and working capital levels throughout our fiscal year.  During the last three years, because of the condensed nature of the planting season, more than 75% of our net sales occurred during the first and second fiscal quarters of each year.  Weather conditions and changes in the mix of crops planted can also cause quarterly results to vary.

Tender Offer

On December 2, 2007, UAP, Agrium Inc. (“Agrium”), and a subsidiary of Agrium, entered into an agreement and plan of merger (“Merger Agreement”) pursuant to which Agrium, through its subsidiary Agrium U.S., Inc., commenced a tender offer on December 10, 2007 (“Tender Offer”), to purchase all the outstanding shares of common stock of UAP for $39.00 in cash per share.  The Merger Agreement provides that following completion of the Tender Offer and assuming certain conditions are satisfied, UAP will then engage in a merger (the “Merger”) with a subsidiary of Agrium, pursuant to which each outstanding share of UAP common stock not tendered in the Tender Offer will be converted into the right to receive $39.00 in cash.  Upon completion of the merger, UAP will become a wholly-owned subsidiary of Agrium.  Agrium is a major retailer of agricultural products and services in both North and South America and a global producer and wholesale marketer of nutrients for agricultural, specialty, and industrial markets.

The acquisition is subject to UAP stockholders tendering a majority of the outstanding shares of UAP common stock in the Tender Offer and satisfaction of certain other conditions, including receipt of certain U.S. and Canadian regulatory approvals.

If these transactions are completed, we will cease reporting financial results as a stand-alone company.  If the Merger is not completed and the Merger Agreement is terminated under certain circumstances, UAP may be liable to Agrium for a termination fee of $44 million, plus reimbursement to Agrium of up to $10 million in costs incurred by Agrium in connection with the transactions.  If the Merger is not completed due to failure to obtain regulatory approval and certain other conditions are satisfied, Agrium may be liable to UAP for a reverse break fee of $54 million.

Acquisitions

We have been growing our retail business by leveraging our size and leading market share across North America.

During the thirty-nine weeks ended November 25, 2007, we completed the acquisition of four businesses and paid $8.9 million in purchase price.  Immediately following the announcement of the Merger Agreement, UAP suspended business acquisition activity.

During fiscal 2007, we completed 11 acquisitions, including the following:

•                  During the first fiscal quarter of 2007, we purchased the remaining 50% share of our joint venture in UAP Timberland, LLC and we acquired a retail distribution location from an independent retail distributor.

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

For these acquisitions, we paid $82.1 million in fiscal 2007 and an additional $4.9 million in fiscal 2008. We also assumed liabilities of approximately $47 million related to these acquisitions.

Other Factors Impacting Our Results

According to the December 2007 “Crop Production” report published by the National Agricultural Statistics Service of the USDA, the 2007 planted corn acreage of 93.6 million acres increased 20 percent from the 78.3 million acres planted in 2006. In contrast, soybean acres were down 16 percent from the record high acres planted in 2006 and planted cotton acres were the lowest since 1989, down 29 percent from 2006.  Our fiscal 2008 results for three quarters reflect this shift in our customers’ acreage of specific crops.  The impact of higher corn production, primarily resulting from increased demand associated with ethanol production, is reflected in increased fertilizer sales for the first three quarters of fiscal 2008.  Our operations in the Midwest portions of the United States are experiencing the most significant sales increases from increased corn acreage.  However, the decrease in both soybean and cotton planted acres for fiscal 2008 have resulted in lower sales from inputs on those crops.  The impact of these fluctuations in planted acres on the agricultural distribution industry and other industries (such as livestock production, fertilizer manufacturing, textiles, and food processing) on the remainder of fiscal 2008 and future years is difficult to predict and will continue to evolve over time.

RESULTS OF OPERATIONS

Analysis of Consolidated Statements of Earnings

	Thirteen Weeks Ended		Percent	Thirty-Nine Weeks Ended		Percent
	November 25, 2007	November 26, 2006	Change	November 25, 2007	November 26, 2006	Change
			(in thousands, except share data)

Net sales	$497,773	$375,728	32.5%	$2,965,323	$2,541,542	16.7%
Cost of goods sold	440,757	335,107	31.5%	2,530,149	2,206,926	14.6%
Gross profit	57,016	40,621	40.4%	435,174	334,616	30.1%
Selling, general and administrative expenses	79,300	54,746	44.9%	257,630	209,954	22.7%
Royalties, service charges and other income and expenses	(5,653)	(4,179)	35.3%	(24,910)	(19,472)	27.9%
Operating income (loss)	(16,631)	(9,946)	(67.2)%	202,454	144,134	40.5%
Interest expense, net	14,462	11,472	26.1%	33,606	28,631	17.4%
Finance related and other charges	379	325	16.6%	379	48,172	(99.2)%
Income (loss) before income taxes	(31,472)	(21,743)	(44.7)%	168,469	67,331	150.2%
Income tax expense (benefit)	(12,458)	(8,592)	45.0%	64,781	26,464	144.8%
Net income (loss)	$(19,014)	$(13,151)	(44.6)%	$103,688	$40,867	153.7%
Earnings (loss) per share:
Basic	$(0.36)	$(0.26)	(38.5)%	$2.00	$0.80	150.0%
Diluted	$(0.36)	$(0.26)	(38.5)%	$1.95	$0.78	150.0%
Effective tax rate	39.6%	39.5%		38.5%	39.3%
Comparison as a percent of Net sales:
Gross margin	11.5%	10.8%		14.7%	13.2%
Selling, general and administrative expenses	15.9%	14.6%		8.7%	8.3%
Operating income (loss)	(3.3)%	(2.6)%		6.8%	5.7%
Income (loss) before income taxes	(6.3)%	(5.8)%		5.7%	2.6%
Net income (loss)	(3.8)%	(3.5)%		3.5%	1.6%

Thirteen Weeks Ended November 25, 2007, Compared to Thirteen Weeks Ended November 26, 2006

Net Sales. Sales increased 32.5 percent to $497.8 million in the thirteen weeks ended November 25, 2007, compared to $375.7 million in the thirteen weeks ended November 26, 2006.

Sales of chemicals increased to $233.7 million in the thirteen weeks ended November 25, 2007, from $218.3 million in the thirteen weeks ended November 26, 2006. Acquired businesses contributed approximately $8 million of retail chemicals sales, some of which were offset by lost wholesale revenues as some of our acquisitions were former wholesale customers.  Sales of herbicides increased from last year, primarily due to the effect of acquisitions and increased sales of glyphosate herbicides.  Glyphosate sales increased mainly due to higher bulk sales to wholesale customers as those customers sought to fill their storage tanks early in anticipation of higher prices and short supply.  Plant growth regulator sales decreased primarily due to lower cotton acres, and both fungicide and insecticide sales showed slight decreases due to less disease and insect pressure.

Sales of fertilizer increased to $209.5 million in the thirteen weeks ended November 25, 2007, from $116.2 million in the thirteen weeks ended November 26, 2006.  Acquired businesses contributed approximately $12 million of additional revenues, while increases in volumes sold and improvement in per ton selling prices drove the remainder of the difference.

The volume growth was due to increased grower demand, as growers continue to replenish nutrients in the soil.  Favorable fall weather conditions and higher crop commodity prices also supported increased applications.

Sales of seed increased to $32.2 million in the thirteen weeks ended November 25, 2007, from $19.3 million in the thirteen weeks ended November 26, 2006. Acquired businesses represented approximately $1 million of the increase.  The remaining increase was primarily due to increased sales of wheat seed.

Other sales were relatively flat at $22.4 million in the thirteen weeks ended November 25, 2007, compared to $22.0 million in the thirteen weeks ended November 26, 2006.

Cost of Goods Sold. Cost of goods sold was $440.8 million in the thirteen weeks ended November 25, 2007, compared to $335.1 million in the thirteen weeks ended November 26, 2006. Gross profit was $57.0 million in the thirteen weeks ended November 25, 2007, compared to $40.6 million in the thirteen weeks ended November 26, 2006. Gross margin (gross profit as a percentage of net sales) was 11.5% for the thirteen weeks ended November 25, 2007, compared to 10.8% for the thirteen weeks ended November 26, 2006. The increase in gross profit was primarily a result of increased sales volumes of fertilizer, better gross profits per ton of fertilizer, the effect of acquired businesses, and more sales of higher-margin proprietary chemical and seed products.  The gross profit increase was partially offset by unfavorable timing of some vendor rebates. Vendors are now supplying more timely information, better definition of criteria for earning rebates, and improved communication of local area programs, resulting in our ability to recognize rebates earlier in the year. In the prior fiscal year, some of these rebates were recognized later in the year.  As a result of this, we believe rebates were approximately $6 million lower in the thirteen weeks ended November 25, 2007 as compared to the thirteen weeks ended November 26, 2006.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $79.3 million (15.9% of sales) in the thirteen weeks ended November 25, 2007, from $54.7 million (14.6% of sales) in the thirteen weeks ended November 26, 2006. The increase in expenses was due to the additional expenses from our acquired businesses and higher incentive-based compensation commensurate with the Company’s performance.

Royalties, Service Charges and Other Income and Expenses. These items include royalty income generated by our proprietary products group, service charge income paid by customers who do business with us on terms, as well as other items. Other income increased to $5.7 million in the thirteen weeks ended November 25, 2007, up from $4.2 million in the thirteen weeks ended November 26, 2006, primarily due to higher customer service charge income associated with higher sales as well as a higher percentage of receivables with associated service charges.

Interest Expense, Net. Interest expense increased to $14.5 million in the thirteen weeks ended November 25, 2007, compared to $11.5 million in the thirteen weeks ended November 26, 2006. The increase was due to higher interest expense resulting from increased short-term borrowings related to our acquisition activity and increased working capital needs as well as higher long-term debt outstanding due to our add-on to the term loan.

Finance Related and Other Charges. Finance related and other charges of $0.4 million in the thirteen weeks ended November 25, 2007, relate to the refinancing of our debt.  In the thirteen weeks ended November 26, 2006, finance related and other charges of $0.3 million, relate to the secondary offering of our common stock consummated on November 2, 2006.

Thirty-Nine Weeks Ended November 25, 2007, Compared to Thirty-Nine Weeks Ended November 26, 2006

Net Sales. Sales increased 16.7 percent to $2,965.3 million in the thirty-nine weeks ended November 25, 2007, compared to $2,541.5 million for the thirty-nine weeks ended November 26, 2006.

Sales of chemicals increased to $1,575.2 million in the thirty-nine weeks ended November 25, 2007, from $1,499.0 million in the thirty-nine weeks ended November 26, 2006. Acquired businesses contributed approximately $112 million of retail chemicals sales, some of which were offset by lost wholesale sales as some of our acquisitions were former wholesale customers.  Sales of herbicides increased in the thirty-nine weeks ended November 25, 2007, from the comparable period in fiscal 2007, primarily due to acquisitions and increased sales of glyphosate herbicides, resulting from increased adoption of glyphosate tolerant corn.  Fungicide sales increased as a result of acquisitions and increased applications for general plant health.  Insecticide sales decreased due to the lack of insect pressure and the adoption of insect resistant corn seed to protect from corn rootworm, resulting in less insecticides used at planting time.

Sales of fertilizer increased to $888.3 million in the thirty-nine weeks ended November 25, 2007, from $607.0 million in the thirty-nine weeks ended November 26, 2006.  Acquired businesses contributed approximately $54 million of the increase.

Increases in volumes sold and an improvement in per ton selling prices drove the remainder of the difference.  Volume growth was due to increased grower demand, mainly as growers switched their planted acreage to corn from soybeans in the Midwest.  Favorable weather conditions and higher commodity prices also supported increased applications. Volumes were also driven by application timing.  Fertilizer is typically applied either in the fall or spring seasons, depending on weather and fertilizer prices. Our experience in our third and fourth quarters of fiscal 2007 led us to believe that growers delayed fertilizer applications in the fall and winter months, thereby driving increased applications in the first half of fiscal 2008.

Sales of seed increased to $416.9 million in the thirty-nine weeks ended November 25, 2007, from $362.5 million in the thirty-nine weeks ended November 26, 2006. Acquired businesses represented approximately $33 million of the increase.  The remaining increase was due to volume growth in third party and proprietary brands of corn seed and higher prices resulting from higher corn acreage and increased sales of seed with enhanced traits. Sales of cotton seed decreased due to lower planted acreage of cotton but were partially offset by sales of wheat and soybean seed.

Sales of proprietary chemical and seed products were 17.3% of total chemical and seed sales in the thirty-nine weeks ended November 25, 2007, compared to 15.2% in the thirty-nine weeks ended November 26, 2006.

Other sales increased to $85.1 million in the thirty-nine weeks ended November 25, 2007, from $73.0 million in the thirty-nine weeks ended November 26, 2006, due to acquired businesses, increased application fees, and additional transportation and warehousing revenue.

Cost of Goods Sold. Cost of goods sold was $2,530.1 million in the thirty-nine weeks ended November 25, 2007, compared to $2,206.9 million in the thirty-nine weeks ended November 26, 2006. Gross profit was $435.2 million in the thirty-nine weeks ended November 25, 2007, compared to $334.6 million in the thirty-nine weeks ended November 26, 2006. Gross margin (gross profit as a percentage of net sales) was 14.7% for the thirty-nine weeks ended November 25, 2007, compared to 13.2% for the thirty-nine weeks ended November 26, 2006. The increase in gross profit was primarily a result of increased sales of higher-margin proprietary chemical products, higher fertilizer volumes with better unit profits, higher sales of corn seed with better unit margins across our seed business, and the effect of acquired businesses.  The gross profit increase was also partially due to the difference in timing of some vendor rebates. Vendors are now supplying more timely information, better definition of criteria for earning rebates, and improved communication of local area programs, resulting in our ability to recognize rebates earlier in the year. In the prior fiscal year, some of these rebates were recognized later in the year.  As a result of this, we believe rebates were approximately $9 million higher in the thirty-nine weeks of this year as compared to the same period last year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $257.6 million (8.7% of sales) in the thirty-nine weeks ended November 25, 2007, from $210.0 million (8.3% of sales) in the thirty-nine weeks ended November 26, 2006. The increase in expenses was due to the additional expenses from our acquired businesses, higher incentive-based compensation commensurate with the company’s performance, and higher stock-based compensation expense.  Higher fuel costs and maintenance costs to our buildings and equipment also contributed to the increase.

Royalties, Service Charges and Other Income and Expenses. These items include royalty income generated by our proprietary products group, service charge income paid by customers who do business with us on terms, as well as other items. Other income increased to $24.9 million in the thirty-nine weeks ended November 25, 2007, up from $19.5 million in the thirty-nine weeks ended November 26, 2006, primarily due to higher customer service charge income associated with higher sales, a higher percentage of receivables with associated service charges and higher royalties from increased sales of certain products in our proprietary products group.

Interest Expense, Net. Interest expense increased to $33.6 million in the thirty-nine weeks ended November 25, 2007, compared to $28.6 million in the thirty-nine weeks ended November 26, 2006. The increase was due to higher interest expense resulting from increased short-term borrowings related to our acquisition activity and increased working capital needs as well as higher long-term debt outstanding due to our add-on to the term loan.

Finance Related and Other Charges. Finance related and other charges of $0.4 million in the thirty-nine weeks ended November 25, 2007, related to the refinancing of our debt.  Finance related and other charges in the thirty-nine weeks ended November 26, 2006, were $48.2 million, primarily related to the refinancing of our debt as well as a secondary offering of our common stock.

Income Tax. The effective income tax rate was 38.5% for the thirty-nine weeks ended November 25, 2007, compared to 39.3% for the thirty-nine weeks ended November 26, 2006.  The decrease in tax rate was caused primarily by lower state taxes, a higher federal deduction for qualified production activity income from manufactured products, and higher income before income taxes.

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

Operating Activities

Cash flows used for operating activities totaled $253.2 million in the thirty-nine weeks ended November 25, 2007, compared to $197.0 million in the thirty-nine weeks ended November 26, 2006. Operating cash flows were impacted by increased accounts receivables and decreased accounts payable, which were only partially offset by decreased inventory and higher net income.  Accounts receivable increased due to acquired businesses, higher sales activity and increased sales to retail customers resulting in longer receipt cycles.  Inventory and accounts payable decreased from the end of fiscal 2007 primarily due to the seasonality of our business.

Investing Activities

Cash flows used for investing activities totaled $33.6 million in the thirty-nine weeks ended November 25, 2007, and $41.0 million in the thirty-nine weeks ended November 26, 2006. Additions to property, plant and equipment were $19.5 million in the thirty-nine weeks ended November 25, 2007, compared to $17.0 million for the thirty-nine weeks ended November 26, 2006.  Capital spending during the thirty-nine weeks ended November 25, 2007, was for a variety of projects, the largest of which are two fertilizer expansion projects.  We spent $8.9 million for business acquisitions in the first thirty-nine weeks of fiscal 2008 compared to $31.5 million spent in the first thirty-nine weeks of fiscal 2007.  In addition, we spent $4.9 million in the first thirty-nine weeks of fiscal 2008 for additional purchase price related to fiscal 2007 acquisitions.

Financing Activities

Cash flows provided by financing activities were $289.5 million in the thirty-nine weeks ended November 25, 2007, compared to $193.8 million in the thirty-nine weeks ended November 26, 2006. Our Term Loan Add-On, completed in October 2007, provided $225.0 million of cash, which was used to pay down short-term borrowings.  Short-term borrowings nonetheless increased $106.9 million to fund our acquisition activity and increased working capital needs.  Cash flows provided by financing activities reflect $33.3 million of dividends and dividend equivalents paid during the thirty-nine week period ended November 25, 2007.  Cash flows provided by financing activities also reflect our increase in the senior secured term loan facility, completed in October 2007.

Credit Facility and Other Long-Term Debt

In October 2007, UAP Holding Corp., its wholly-owned subsidiary United Agri Products, Inc. (“UAP, Inc.”), and certain of UAP Inc.’s subsidiaries entered into an amendment (the “Amendment”) to UAP, Inc.’s Second Amended and Restated Credit Agreement dated June 1, 2006 (the “Amended Credit Agreement”) to, among other things, increase its senior secured term loan facility by $225 million (such increase, the “Term Loan Add-on”).  Proceeds were used to pay down the outstanding balance under UAP, Inc.’s revolving credit facility and to pay related fees and expenses.

Interest rates with respect to the Term Loan Add-on and the existing term loans are based on, at UAP, Inc.’s option, (a) LIBOR plus the applicable margin (as defined below) and (b) the base rate, which will be the higher of (i) the rate publicly quoted by The Wall Street Journal as the “base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks” and (ii) the Federal Funds rate plus 0.50%, plus the applicable margin.  The applicable margin for the Term Loan Add-on (as well as the existing term loan under the existing credit facility) is 2.75% for LIBOR loans and 1.75% for base rate loans.

In June 2006, UAP, Inc. replaced both its revolving credit facility and senior notes and entered into a senior secured credit facility. The senior secured credit facility provided for a six-year $175 million term loan facility and a five-year senior secured asset based revolving credit facility in an aggregate principal amount of $675 million, including $50 million for letters-of-credit (jointly referred to hereafter as the “senior secured credit facility”). Availability of the revolving credit facility is subject to a borrowing base formula, which includes availability of an over-advance during certain periods. The senior secured credit facility provides that interest rates are based on, at UAP, Inc.’s option, (a) LIBOR plus the applicable margin or (b) the base rate, which is the higher of (i) the rate publicly quoted by the Wall Street Journal as the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks or (ii) the Federal Funds rate plus 0.50%, plus the applicable margin.

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

In connection with the refinancing and early extinguishment of the senior notes, the Company recorded a pretax charge to finance related and other charges of approximately $47.9 million for fiscal 2007, all of which were primarily incurred in the thirty-nine weeks ended November 26, 2006. These costs include approximately $31.8 million for tender premiums and related transaction costs to acquire the debt and $16.1 million for the write-off of unamortized debt issue costs.

At November 25, 2007, there was $675.0 million of total borrowing capacity under the revolving credit facility and United Agri Products had aggregate borrowing availability thereunder of $369.7 million (after giving effect to $289.9 million of revolving loans and $15.4 million of letters of credit under the sub-facility).

At November 25, 2007, approximately $94 million of permitted distributions were available to pay dividends under the restricted payment covenant of the senior secured credit facility, before giving effect to the December 3, 2007 dividend payment of $12.0 million.

Our weighted average interest rate on short-term borrowings outstanding at November 25, 2007, was 6.1%.

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

Due to the seasonal nature of our business, the amount of borrowings outstanding under the revolving credit facility varies significantly throughout our fiscal year. During the fifty-two weeks ended November 25, 2007, short-term borrowings reached a daily peak of $569.8 million on September 28, 2007, while cash on hand at the end of our fiscal periods reached a peak of $32.7 million on January 21, 2007. Our average daily borrowings in the fifty-two weeks ended November 25, 2007, were $324.7 million.

At November 25, 2007, we were in compliance with all covenants under our senior secured credit facility.  However, transactions contemplated by the Merger Agreement may trigger certain change of control covenants of UAP’s senior secured credit facility. If the Merger and other transactions contemplated by the Merger Agreement are completed, it is likely that the outstanding balances on the revolving credit facility and the term loan facility will be paid either at or shortly after the closing of the Merger.

For a discussion of the potential impact of the Merger Agreement on our existing financing arrangements, see Note 14 to the financial statements.

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

Holding Company

As a holding company, our investments in our operating subsidiaries, including United Agri Products, Inc., constitute substantially all of our operating assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. Our principal source of the cash required to pay our and our subsidiaries’ obligations is the cash that our subsidiaries generate from their operations and borrowings under the senior secured revolving credit facility. Our subsidiaries are separate and distinct legal entities and have no obligations to make funds available to us. The terms of the agreements governing United Agri Products’ existing indebtedness generally restrict United Agri Products from paying dividends, making loans or other distributions, and otherwise transferring assets to us. Furthermore, our subsidiaries are permitted under the terms of the senior secured credit facility to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends, or the making of loans by such subsidiaries to us. We cannot assure you that the agreements governing United Agri Products’ current and future indebtedness will permit our subsidiaries to provide us with sufficient dividends, distributions, or loans to fund dividends. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of United Agri Products’ indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of United Agri Products’ indebtedness on commercially reasonable terms or at all.

Dividend Policy

On March 1, 2007, we paid a $0.1875 per share dividend, and we paid a $0.225 per share dividend on June 1, 2007, September 4, 2007, and December 3, 2007.

There are no assurances that we will declare or pay any cash dividends in the future. The declaration and payment of future dividends to holders of our common stock is at the discretion of our board of directors and depends upon many factors including our financial condition, earnings, legal requirements, restrictions in our debt agreements, and other factors our board of directors deems relevant. The terms of our senior secured credit facility may also restrict us from paying cash dividends on our common stock under some circumstances. At November 25, 2007, approximately $94 million of permitted distributions were available to pay dividends under our restricted payment covenant in our senior secured credit facility, before giving effect to the December 3, 2007 dividend payment of $12.0 million.

In addition to dividends to our stockholders, we have granted restricted stock units (“RSUs”) to eligible employees, management, and members of our board of directors.  These RSUs generally include the right to receive dividend equivalent payments on each RSU that are equal to dividends paid on each share of our common stock.

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

Critical Accounting Policies and Estimates

The process of preparing our consolidated financial statements in accordance with U.S. generally accepted accounting principles, requires management to make estimates, judgments, and assumptions that affect the amounts reported and the accompanying note disclosures. The estimates made by management are based on historical experience combined with management’s understanding of current facts and circumstances. Management identifies critical accounting estimates as:

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

•      Income Taxes.

For a discussion of the Company’s critical accounting policies and estimates, please see our Annual Report on Form 10-K in the year ended February 25, 2007. We have not changed these policies or the method of making these estimates from those previously disclosed.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for a discussion of the impact of adopting FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes,” on February 26, 2007, and for a discussion of certain new accounting pronouncements that will be adopted in the future.

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

•      the ability of Agrium to complete the Tender Offer and our ability to satisfy certain other conditions in the  Merger Agreement;

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

See “Item 1A. Risk Factors” of this Report for further discussion about risks relating to the Merger Agreement.  Risks and certain other uncertainties are also discussed in more detail in our Annual Report on Form 10-K for the fiscal year ended February 25, 2007, under the caption “Item 1A. Risk Factors.”

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

Changes in energy prices have a direct impact on our fuel costs. These price increases impact our supply chain and selling expenses. Based on our historic usage, an approximate $0.13 increase in the annual average per gallon price of fuel would increase our annual fuel expense by $1.0 million. Higher fuel prices also affect our customers such that higher expenses for fuel may reduce the cash or credit available to our customers with which they purchase other products or services from us.

Our inventory of fertilizer products has price risk related to changes in energy prices and fertilizer global supply and demand patterns. Our total fertilizer inventories were $149.2 million, $142.9 million, and $88.6 million at November 25, 2007, February 25, 2007, and November 26, 2006, respectively. In order to secure supply and pricing, we sometimes prepay vendors for fertilizer inventory.  This fertilizer will be delivered later in the current fiscal year or early in the next fiscal year.  Our prepaid fertilizer was $37.5 million, $47.2 million, and $8.5 million at November 25, 2007, February 25, 2007, and November 26, 2006, respectively.

Our average daily borrowings under the senior secured revolving credit facility (net of cash on hand) in the fifty-two week period ended November 25, 2007, were $381.1 million. The senior secured revolving credit facility is affected by changes in interest rates. Based upon the amount of our average daily borrowings (net of cash on hand) in the fifty-two week period ended November 25, 2007, a one percentage point change in the assumed weighted average interest rate on such credit facility would change our annual interest expense by $3.8 million.

Our foreign currency risk is limited primarily to the exchange rate differential in the Canadian and U.S. dollar. The exchange rate was 1.0111, 0.8626, and 0.8816 at November 25, 2007, February 25, 2007, and November 26, 2006, respectively. The exchange rate varied between 0.8455 and 1.1038 in the thirty-nine weeks ended November 25, 2007. A one-percentage point change in the exchange rate would have approximately a $0.3 million impact on the balance sheet value at November 25, 2007.

In July 2006, in compliance with the terms of our senior secured credit facility, we entered into two interest rate swaps to manage exposure to changes in cash flows related to changes in the variable interest rate on a portion of our long-term debt. Under the terms of the swaps, we pay a designated fixed rate and receive a variable rate, which is based on LIBOR. The rate received is expected to offset the variable rate to be paid on the long-term debt which is also based on LIBOR. At November 25, 2007, the notional value of the interest rate swaps was $165 million. These notional values of these amortizing swaps will decline to $90 million prior to expiration in July 2011.  At November 25, 2007, the fair value of the swaps was ($6.1) million.  If future interest rates continue to decline, the amount of the mark-to-market loss may increase.

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

PART II.         OTHER INFORMATION

ITEM 1A.       RISK FACTORS.

Except as set forth below, since the date of the filing of our Annual Report on Form 10-K for the year ended February 25, 2007, there have been no material changes to the risk factors described under Item 1A in such Form 10-K.  In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K.  The risks described below and in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and/or operating results.

As discussed above (See “Tender Offer” in Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.), we have entered into a Merger Agreement pursuant to which we are to be acquired by Agrium.  If all of the conditions set forth in the Merger Agreement are satisfied or waived and neither we nor Agrium elects to exercise our respective termination rights, the Merger will occur and we will cease to be a standalone publicly-traded company.  Rather, we will be a wholly-owned subsidiary of Agrium as of the effective time of the Merger.

We are subject to numerous risks associated with our planned acquisition by Agrium.

On December 3, 2007, we announced that we had entered into the Merger Agreement with Agrium pursuant to which Agrium U.S. Inc., a subsidiary of Agrium, would commence a tender offer at an offer price of $39.00 per share to acquire all of the outstanding shares of our common stock.  Under the terms of the Merger Agreement, upon obtaining of a majority of our shares as a result of the Tender Offer, Utah Acquisition Co., a Delaware corporation and a wholly-owned subsidiary of Agrium, will merge with and into UAP and we will become a wholly-owned subsidiary of Agrium, thus ending our existence as a standalone publicly-traded company.

Beginning with the first trading date, December 3, 2007, following the announcement of the Merger Agreement and continuing through the date hereof, our common stock has traded within a narrow price range: from a low of $38.18 per share on December 5, 2007, to a high of $38.63 per share on December 13, 2007.  This highly constricted trading range surrounding the tender offer price is typically seen in tender offer acquisitions such as ours, where the likelihood of one or more competing acquisition offers is relatively low, and where the likelihood of legal or regulatory impediments to the transaction is also anticipated to be low.  We expect that this narrow trading range around $39.00 per share is likely to continue until the closing of the Tender Offer and Merger.  As a result of this narrow trading range, together with the expected $39.00 per share cash payment to be paid to the non-tendering UAP stockholders pursuant to the terms of the Merger Agreement, the returns on any new investments in our common stock will likely be significantly limited.

Because the Tender Offer has not yet closed, we cannot be sure that the transactions contemplated by the Merger Agreement will be consummated, which could have a negative effect on our financial performance and stock price.

The obligation of Agrium to consummate the Tender Offer and the Merger is subject to certain conditions, including the absence of the occurrence of any material adverse effect on our business prior to the closing of the Tender Offer.  If the conditions set forth in the Merger Agreement are not timely satisfied or waived, the acquisition of us by Agrium may not occur.  These conditions are set forth in the Merger Agreement which we filed, as an exhibit to the Current Report on Form 8-K, with the SEC on December 3, 2007.  We cannot ensure that each of the conditions set forth in the Merger Agreement will be satisfied, and failure to complete these transactions could have a negative effect on our financial performance and stock price.

If the acquisition is terminated it may cause a material disruption to our business and, under certain circumstances we may be required to pay Agrium a termination fee of $44 million plus reimbursement for up to $10 million in costs incurred by Agrium in connection with the Tender Offer and Merger.  In addition to such adverse consequences and possible adverse effects on our business which may result from the announcement of the Merger Agreement, if the acquisition is not consummated we could suffer a number of further consequences that may adversely affect our business, results of operations and stock price, including, but not limited to, the following:

•      we would not realize any anticipated benefits from being a part of a combined company;

•      the price of our common stock could decline to the extent that its current market price reflects a market assumption that the Tender Offer and Merger will be completed;

•      we may experience difficulties in attracting customers and strategic partners due to changed perceptions about our competitive position, our management, or other aspects of our business;

•      if the Merger Agreement is terminated or the Tender Offer and Merger are not completed, we may not be able to find another buyer willing to pay an equivalent or higher price for shares of UAP common stock in an alternative acquisition transaction;

•      we have incurred and would remain liable for significant costs related to the Tender Offer and Merger, such as legal, accounting and investment banking fees;

•      activities relating to the acquisition and related uncertainties may lead to a loss of revenue and market position that we may not be able to regain;

•      we may not be able to retain key employees or attract new employees in areas of growth or need; and

•      we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures due to a loss of our sales personnel.

ITEM 6.          EXHIBITS.

2.1

Agreement and Plan of Merger, dated as of December 2, 2007, by and among Agrium, Utah Acquisition Co. and UAP (incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by UAP on December 3, 2007).

4.1	Third Amendment to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 16, 2007).

10.1	UAP Holding Corp. 2007 Long-Term Incentive Plan Restricted Stock unit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 16, 2007).

10.2

Amended and Restated Change of Control Employment Agreement between Larry K. Cordell and UAP Holding Corp., dated as of December 4, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 6, 2007).

10.3

Form of Amended and Restated Change of Control Employment Agreement (for David Bullock, Todd Suko and Jeffrey Rutherford) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 6, 2007).

10.4

Form of Amended and Restated Change of Control Employment Agreement (for Kevin Howard, Dean Williams and David Tretter) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 6, 2007).

10.5

Amended and Restated Change of Control Employment Agreement between Alan Kessock and UAP Holding Corp., dated as of December 5, 2007 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 6, 2007).

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

Date: December 21, 2007

UAP HOLDING CORP.
(Registrant)

By:	/s/ Jeffrey L. Rutherford

Jeffrey L. Rutherford
Chief Financial Officer
(Principal Financial Officer and duly authorized signatory on behalf of Registrant)

By:	/s/ Alan Kessock

Alan Kessock
Chief Accounting Officer
(Principal Accounting Officer)