Form 10-K
period 2008-02-24
UAP HOLDING CORP
filed 2008-04-18
CIK 1279529

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended February 24, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 000-51035

UAP Holding Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	11-3708834 (I.R.S. Employer Identification No.)
7251 W. 4th Street, Greeley, Colorado (Address of Principal Executive Offices)	80634 (Zip Code)
(970) 356-4400 (Registrant's Telephone Number, Including Area Code)
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of August 26, 2007, which was the last day of the registrants most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1.5 billion, based on the price at which the common stock was last sold on such date.

         The number of shares outstanding of the registrant's common stock as of April 16, 2008 was 52,945,668.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required in Part III hereof is being incorporated by reference herein from the registrant's definitive proxy statement (or an amendment to the registrant's Annual Report on Form 10-K) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Forward-Looking Statements

        This Report and the documents we have incorporated by reference into this report include "forward-looking statements," as that term is defined by The Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission ("SEC") in its rules, regulations, and releases that involve risks and uncertainties. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and divestitures, business trends, and other information that is not historical information, and, in particular, appear under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." When used in this Report, the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts," "foresees," "likely," "may," "should," "goal," "target," and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon information available to us on the date of this Report.

        These forward-looking statements are subject to risks, uncertainties, and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements including, among other things, the matters discussed in this Report in "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Such risks, uncertainties, and other factors may include, among others:

  •
  the ability of Agrium Inc. to complete the transactions contemplated by the Agreement and Plan of Merger dated December 2, 2007, between UAP Holding Corp., Agrium and Utah Acquisition Co., and our ability to satisfy certain other conditions in such agreement;

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

  •
  price changes in, and supply and demand of certain commodities;

  •
  our ability to provide product to our customers when they need it;

  •
  our dependence on product mix and rebate programs to attain profitability;

  •
  our dependence on a limited number of key executives who we may not be able to adequately replace if they leave our Company;

  •
  we may not be able to retain key employees or attract new employees;

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

        There may be additional factors, including those discussed elsewhere in this Report, which could cause our actual results to differ materially from the results referred to in the forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Report and are expressly qualified in their entirety by the cautionary statements included in this Report. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

PART I

        Unless the context requires otherwise, all references to "Company," "we," "us," "our," and "UAP" refer specifically to UAP Holding Corp. and its consolidated subsidiaries. Additionally, all references to UAP Holding Corp. refer specifically only to UAP Holding Corp., excluding its subsidiaries, all references to "United Agri Products" refer specifically only to United Agri Products, Inc., and its subsidiaries, and all references to "United Agri Products, Inc." refer specifically to United Agri Products, Inc., excluding its subsidiaries.

        We operate on a 52-week or 53-week fiscal year. Fiscal years are identified in this Report according to the calendar year in which they ended. The 52 weeks ended February 24, 2008, will be referred to as "fiscal 2008," the 52 weeks ended February 25, 2007, will be referred to as "fiscal 2007," and the 52 weeks ended February 26, 2006, will be referred to as "fiscal 2006."

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

        We operate a comprehensive network of approximately 380 distribution and storage facilities, strategically located in major crop-producing areas throughout the United States and Canada, and three formulation plants. Our integrated sales network offers over 77,000 active stock keeping units, or SKUs, supported by approximately 1,100 sales professionals. Over half of these SKUs relate to seed, where individual varieties are tracked under multiple SKUs. This network of facilities, together with our technical expertise, enables us to efficiently process, distribute, and store products close to our end-users and to supply our customers on a timely basis during the compressed planting and growing seasons. In addition, our widespread geographical presence provides a diversified base of sales that helps insulate our overall business from difficult farming conditions in any one area as a result of poor weather or adverse market conditions for specific crops or regions.

        We distribute agricultural inputs and professional non-crop products purchased from the world's leading chemical, fertilizer, and seed companies, including BASF, Bayer, ConAgra International Fertilizer Company, Dow AgroSciences, DuPont, Monsanto, and Syngenta. We believe we are among the largest customers of agricultural inputs of these suppliers and have long-standing relationships with these companies. We also distribute products from hundreds of other agricultural and professional non-crop product suppliers. In addition to products we purchase from third parties, we market over 200 key proprietary branded products under the Loveland Products, Inc. ("LPI") and Dyna-Gro® brand names. Our extensive infrastructure is a critical element of our suppliers' route-to-market. As a result of our broad scale and scope, we provide agricultural input and professional non-crop product companies with an efficient means to access a highly fragmented customer base of farmers, commercial growers, regional dealers, and professional non-crop consumers.

        United Agri Products was initially formed by ConAgra Foods, Inc. ("ConAgra Foods" or "ConAgra") through a series of acquisitions, beginning in May 1978. On November 24, 2003, ConAgra

Foods sold United Agri Products and its related businesses to UAP Holding Corp., which we refer to as the "Acquisition." UAP Holding Corp.'s primary asset is the ownership of 100% of the outstanding capital stock of United Agri Products, Inc. UAP Holding Corp. consummated the initial public offering of its common stock in November 2004, which we refer to as the "Common Stock Offering."

        During fiscal 2008, we sold products or services to over 110,000 customers, with our ten largest customers accounting for less than 4% of our net sales. Our customers include farmers, commercial growers, and regional dealers, as well as consumers in professional non-crop markets. We believe our significant scale provides our customers with an efficient and cost-effective method of purchasing agricultural inputs and professional non-crop products. We strive to be the distributor of choice in our industry and earn the trust of our customers by providing high quality products at competitive prices, supported by consistent and reliable service and expertise.

        On December 2, 2007, UAP, Agrium Inc. ("Agrium"), and a subsidiary of Agrium, entered into an agreement and plan of merger ("Merger Agreement") pursuant to which Agrium, through its subsidiary Agrium U.S. Inc., commenced a tender offer on December 10, 2007 ("Tender Offer"), to purchase all the outstanding shares of common stock of UAP Holding Corp. for $39.00 in cash per share. The Tender Offer is currently scheduled to expire on May 2, 2008, but it is possible that the expiration date will be extended. The Merger Agreement provides that following completion of the Tender Offer and assuming certain conditions are satisfied, UAP Holding Corp. will then engage in a merger (the "Merger") with a subsidiary of Agrium, pursuant to which each outstanding share of UAP Holding Corp. common stock not tendered in the Tender Offer will be converted into the right to receive $39.00 in cash. Upon completion of the Merger, UAP Holding Corp. will become a wholly-owned subsidiary of Agrium. Agrium is a leading global producer and marketer of agricultural nutrients, industrial products and specialty products, and a major retailer of agricultural products and services in North and South America.

        The closing of the Tender Offer is subject to the stockholders of UAP Holding Corp. tendering a majority of the outstanding shares of UAP Holding Corp. common stock in the Tender Offer and satisfaction of certain other conditions, including receipt of certain U.S. and Canadian regulatory approvals. On January 18, 2008, the Commissioner of Competition, appointed under the Competition Act of Canada, issued a "no action" letter with respect to the proposed transaction, thereby satisfying one of the closing conditions under the Merger Agreement. On April 16, 2008, we reached an agreement with the Federal Trade Commission ("FTC") staff on the terms of a consent decree, which is subject to the review and approval of the FTC Commissioners.

        If the Merger is completed, we expect to cease reporting financial results as a stand-alone company. If the Merger is not completed and the Merger Agreement is terminated under certain circumstances, UAP Holding Corp. may be liable to Agrium for a termination fee of $44 million, plus reimbursement to Agrium of up to $10 million in costs incurred by Agrium in connection with the transactions. If the Merger is not completed due to failure to obtain regulatory approval, subject to certain conditions, Agrium may be liable to UAP Holding Corp. for a reverse break-up fee of $54 million.

Industry Overview and Trends

        The agricultural inputs market in the United States was estimated at $37.7 billion for 2007, and has grown at a compound annual growth rate of approximately 4.4% over the past 15 years, as measured by total U.S. farm sector production expenses, according to the most recent available data from the United States Department of Agriculture ("USDA") Economic Research Services ("ERS"). The growth is due to, among other things, continued population growth, rising standards of living throughout many developing countries, the use of more effective chemicals and fertilizer, relatively stable planted acreage, the trend towards larger and more efficient farms, and the increased adoption of seed varieties with enhanced technology. The three primary product categories of the agricultural input and professional non-crop markets are chemicals, fertilizer, and seed.

        Chemicals.    Agricultural chemicals expenditures in the United States were estimated at $9.1 billion for 2007, according to the most recent available data provided by the ERS. According to the same source, the chemical product category's 15 year compound annual growth rate is approximately 2.3%. The volume of agricultural chemicals sold in the United States continues to increase but overall revenues have remained essentially flat since 1996 primarily due to the replacement of higher-priced patented products with lower-priced generic products. This product category includes: (i) herbicides, which keep weed infestations from depriving crops of plant nutrients and water; (ii) insecticides, which keep insects from damaging crops; (iii) fungicides, which guard against plant diseases; and (iv) other chemicals such as adjuvants and surfactants, each of which modify the effect of the applied chemicals.

        Fertilizer.    Fertilizer expenditures in the United States were estimated at $16.0 billion for 2007, according to the most recent available data provided by the ERS. The last several years have seen significant price increases in fertilizer products. From 1992 through 2007, fertilizer expenditures in the United States grew at a compound annual rate of approximately 4.4% per year, based on data available from the ERS. Fertilizer is added to the soil to replace or supplement one or more deficient nutrients necessary for plant growth. Nearly all commercial crops grown in the United States and Canada today are produced with the use of a commercial fertilizer, as modern crop varieties and higher yields cannot be sustained by other methods.

        Seed.    Seed expenditures in the United States were estimated at $12.6 billion for 2007, according to the most recent available data provided by the ERS. As a result of improvements in seed technology, the seed market in the United States has experienced a compound annual growth rate of 6.5% over the past 15 years, according to the same source, driven primarily by increased pricing. In particular, biological "traits" are being genetically engineered into seeds, which result in benefits such as increasing farm efficiencies with respect to labor and equipment, reducing the need for chemical treatment, or providing "output" trait benefits such as high oil content. These traits include providing a plant with the ability to resist pests without a chemical application and the ability of a plant to selectively resist the effects of herbicides. These technological improvements, together with the availability of more productive seed hybrids, have resulted in higher crop yields, as well as increased seed expenditures.

Business Operations

        We manage our businesses on a centralized basis, with operating managers focused on product categories and geographic regions throughout the United States and Canada. Each geographic region sells and distributes agricultural inputs and professional non-crop products and offers services to farmers, commercial growers, regional dealers, and professional non-crop customers in each region based on the specific crops and industry practices in that geography. Our operations entail a network of approximately 380 sales and distribution facilities throughout the United States and Canada. Additionally, we operate three formulation facilities that produce some of our proprietary and private label chemicals and plant nutrition products. We source, formulate, package, and market certain of our proprietary and private label products and provide formulating, blending, and packaging services for third parties, primarily our major suppliers. Sales of our proprietary and private label chemicals and seed accounted for approximately 17.1% of our total chemical and seed sales in fiscal 2008, compared to 15.0% in fiscal 2007.

Distribution Operations

        We operate distribution centers and locations serving retailers, growers, and professional non-crop customers. Retail centers typically service end-users within a 10 to 50 mile radius of their location. We operate retail centers in major crop-producing regions of the United States. Our distribution network, though centrally managed, is operated by region due to its size. The following table outlines our regions and identifies states and provinces served (subject to occasional overlap), major crops serviced, approximate number of employees (including hourly and temporary employees) as of February 24, 2008, and total net sales for each region in fiscal 2008:

Region	States/Provinces Served	Major Crops Serviced	Employees	Fiscal 2008 Net Sales
				(dollars in millions)
Northeast	CT, DE, IL, IN, KY, MA, MD, ME, MI, MO, NH, NJ, NY, OH, PA, RI, VA, VT, WI, WV	Corn, soybeans, tree fruits, nuts, vines, vegetables, alfalfa, and tobacco	671	$706.4
Southeast	AL, AR, FL, GA, LA, MO, MS, NC, SC, TN	Citrus, tree fruits, cotton, corn, peanuts, rice, soybeans, vegetables, and tobacco	816	$910.2
West	AK, AZ, CA, CO, HI, ID, KS, MO, NM, NV, OK, OR, TX, UT, WA, WY	Cotton, corn, soybeans, rice, peanuts, potatoes, vegetables, vines, tree fruits, nuts, and wheat	719	$846.6
Midwest	IA, MN, MT, ND, NE, SD, WY	Corn, soybeans, potatoes, canola, sugar beets, alfalfa, and wheat	575	$861.2
Canada	AB, BC, MB, NB, NS, ON, PE, QC, SK	Tree fruits, vegetables, soybeans, corn, wheat, canola, and tobacco	93	$70.5

        The above table excludes non-distribution revenue of $16.5 million, which primarily relates to export sales.

Products

        We sell a complete line of products and services to end-users through our distribution facilities, with each site tailoring its product offering to the specific needs of farmers, growers, and professional non-crop consumers in its service area. In many of our locations, our product offering, coupled with the advice of our sales professionals, provides our customers with a "one-stop shop" for all their agricultural and/or professional non-crop needs.

        Chemicals.    Sales of chemicals to both agricultural and professional non-crop customers represent a significant portion of our business, accounting for approximately 53% of our net sales in fiscal 2008. We distribute a full range of chemicals through our distribution locations, including herbicides, insecticides, fungicides, adjuvants, and surfactants. We also provide a variety of services related to the application of certain chemicals.

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

        Services.    In addition to selling traditional crop production inputs, our distribution centers provide agronomic services to growers. These services range from traditional custom fertilizer blending and application of crop nutrients to meet the needs of individual growers to more sophisticated and technologically advanced services such as soil sampling, pest level monitoring, and crop yield monitoring. We also offer a proprietary comprehensive crop nutritional service called NutriScription®. This service provides specific recommendations for a customer's crop or turf needs. In addition, our Ag Depot and Access Canada businesses offer warehousing and logistics services to agricultural input suppliers.

        Professional Products.    We also distribute chemicals, fertilizer, and seed to various professional non-crop markets, such as turf and ornamental (golf courses, resorts, nurseries, and greenhouses), pest control operators, forestry, and vegetation management. The professional non-crop products business is a niche market unique from most of our agricultural customers and requires different service levels. We service these unique markets from our locations that are close to suburban areas or leisure centers. We believe we are the only national distributor in our markets with a presence in the three major professional non-crop market areas of turf and ornamental, pest control operators, and vegetation management. Sales to professional non-crop customers are included in our discussion of chemicals, fertilizer, and seed throughout this Report.

        The following table shows net sales dollars and the percentage of our net sales by product category for fiscal years 2008, 2007, and 2006, respectively:

	Fiscal Year Ended
	February 24, 2008		February 25, 2007		February 26, 2006
Product Category
	Net Sales	Percent	Net Sales	Percent	Net Sales	Percent
	(dollars in thousands) (percentages are of total net sales for the corresponding fiscal year)
Chemicals	$1,800,657	53%	$1,651,440	58%	$1,633,862	60%
Fertilizer	1,036,565	30%	707,752	25%	682,137	25%
Seed	474,886	14%	410,782	14%	349,318	13%
Services and other	99,308	3%	84,134	3%	62,472	2%

Total	$3,411,416	100%	$2,854,108	100%	$2,727,789	100%

        We sell a wide variety of branded products, with the top ten brands sold during fiscal 2008 accounting for approximately 16% of net sales.

Proprietary and Private Label Products

        We coordinate the marketing, registration and regulatory affairs, sourcing, formulation, and packaging operations for our proprietary and private label products. Our marketing group works with our operating regions to manage our product portfolio, sales activities, advertising, and technical service. We operate three formulation facilities that produce certain of our proprietary branded products as well as some private label products. These products are developed independently by us or in cooperation with our leading suppliers. These products are distributed almost entirely through our network of 380 distribution locations. Additionally, we maintain approximately 280 federal registrations. In order to support these proprietary private label products and registrations, we maintain approximately 7,950 state registrations.

        We market over 200 key proprietary branded products. We have a broad product offering of proprietary brands in each of our product categories. Some of our key proprietary branded products in each category are listed in the table below:

Categories	Key Proprietary Branded Products
Chemicals / Adjuvants	Saber®, Potenza®, Salvo®, Leci Tech®, Intensity One®, LI 700®, Choice®, Weather Guard Complete®, Liberate®, Boll Buster®, Makaze®, Sword®, Tombstone®, Helios®, Sherpa®, Vader®, Maddog Plus®
Fertilizer	ACA®, Awaken®, Nortrace®
Seed and Seed Treatments	Dyna-Gro®, Dyna-Start®, Dyna-Shield®, So-Fast®
Professional Non-Crop	Signature®, Bisect®, Kleenup Pro®, Covert®, Feature®

        Our proprietary and private label products enhance our product offerings and provide formulations designed to meet the needs of growers and professional non-crop users. We believe our proprietary and private label products represent a significant value for our customers and help increase the overall value of our suppliers' products. We typically obtain a higher contribution margin from our proprietary and private label products than from the branded products we distribute from other suppliers. Our formulation plants also provide formulating, blending, and packaging services for third parties, primarily our major suppliers, allowing us to leverage our fixed costs and increase plant efficiencies.

Intellectual Property

        We use a wide array of technological and proprietary processes to enhance our chemical, fertilizer, seed, and product development programs. We believe these technologies and proprietary processes enable us to create novel product concepts and reduce time to market. In certain circumstances, we file for patents on technology that we believe is patentable. As of February 24, 2008, we believe we had 274 trademarks (pending or registered) in the United States, 69 Canadian trademarks (pending or registered), 378 international trademarks (pending or registered), 20 patents (pending or registered) in the United States, and 48 international patents (pending or registered). These trademarks and patents pertain to products formulated and distributed by us, including chemicals, plant nutrition products, fertilizer, and seed. In addition, we possess contractual rights to certain trademarks held by third parties through arrangements with certain of our suppliers and distributors. Intellectual property rights help protect our products and technologies from use by competitors and others. In addition to trademarks and patents, intellectual property rights of importance to us include trade secrets, confidential statements of formulation, and other proprietary manufacturing information. We use nondisclosure agreements to protect our proprietary and confidential information. Such nondisclosure agreements specifically address the confidential information disclosed and concern the protection of our intellectual property. Our objectives are to prevent disclosure of sensitive information and to protect our legal interests if our trade secrets are appropriated. We will continue to aggressively enforce all of our intellectual property rights.

Seasonality

        Our and our customers' businesses are seasonal, based upon the planting, growing, and harvesting cycles. During the last three years, as a result of the condensed nature of the planting season, more than 70% of our net sales occurred during the first and second fiscal quarters of each year. As a result of the seasonality of sales, we experience significant quarterly fluctuations in our sales, income, and working capital levels. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Seasonality and Quarterly Fluctuations" for further information.

        Our integrated network of formulation and blending, distribution and warehousing facilities, and technical expertise allows us to efficiently process, distribute, and store products close to our end-users and to supply our customers on a timely basis during the compressed planting and growing seasons. See "Item 1A. Risk Factors—Our and our customers' businesses are subject to seasonality and this may affect our revenues, carrying costs, and collection of receivables" for further information.

        Due to the seasonal nature of our business, the amount of borrowings outstanding under the senior secured revolving credit facility varies significantly throughout our fiscal year. During the 52 weeks ended February 24, 2008, short-term borrowings reached a daily peak of $569.8 million on September 28, 2007. Our average daily short-term borrowings, net of cash, for fiscal 2008, were approximately $352.0 million.

Competition

        The market for the distribution of chemicals, fertilizer, seed, and agronomic services is highly competitive. In each of our local markets, we typically compete with two or more distributors. These distributors include multinational corporation-owned distribution outlets, agricultural cooperatives, and other independent regional and local distribution companies. Agricultural cooperatives are operated for the benefit of their member growers and include companies such as Agriliance, LLC and Growmark, Inc. Multinational corporation-owned distribution outlets include companies such as Helena Chemical Company (a subsidiary of Marubeni Corporation) and Western Farm Service, Inc. and Crop Production Services, Inc. (subsidiaries of Agrium Inc.). We generally compete with other distributors on the basis of breadth of product offering, ability to provide "one-stop shopping" with customized local products and services, our sales force's knowledge of and relationships with our customers, and price. Additionally, we compete within our industry for talented employees in the areas of sales and operations. We strive to provide competitive compensation and benefits packages to retain and attract key employees.

Sales on Credit, Extensions of Credit, and Accounts Receivable

        A significant portion of our sales to growers and independent retailers are made through the use of our credit programs. Typically, we sell products and services on cash or credit terms, with credit terms ranging from 30 days to crop terms. Crop terms typically require payment in the fall and may be as late as December following harvest. Many customer accounts accrue service charges. As of February 24, 2008, our aggregate accounts receivable, most of which constituted extensions of credit to trade customers, totaled $366.3 million compared to $354.0 million as of February 25, 2007.

        We have a dedicated and focused credit department, responsible for all our credit and customer receivable risk management. Our credit department is also responsible for establishing credit terms and credit limits, compiling data and generating reports to monitor collections, reserves for bad debt, and the progress of credit related initiatives, assuring data integrity, and distributing relevant reports to our field credit managers. Our credit policies and procedures include a detailed computerized analysis of a particular customer's credit prior to the sale, routine monitoring of customer credit limits, and systematic inactivation of non-conforming accounts. Our centralized credit and procurement functions are responsible for coordinating various sales and working capital initiatives. In late fiscal 2008, we began offering third party sponsored credit programs, which are financed, operated, and serviced by third party finance companies on a non-recourse basis. We pay a negotiated fee to the finance companies on some of these programs and they retain all credit risk associated with these accounts. These arrangements give our customers the opportunity to finance their purchases without using our working capital. Most of the benefits from these third party programs are expected to be realized in fiscal 2009 and beyond.

        We have a customer prepay program which is coordinated by our sales, credit, and procurement staffs and encourages customers to prepay us for their future crop input needs. As of February 24,

2008, we had a net balance of customer prepayments of $435.4 million compared to $296.8 million as of February 25, 2007.

Management Information Systems

        Our finance, credit, and information technology departments are responsible for all our financial reporting, information technology and operating systems, treasury and cash management, financial analysis and budgeting, tax filings, and credit and risk management. In addition, our finance department performs financial modeling and analysis, due diligence, and contract negotiations for acquisitions.

        Our sales locations have real-time access to our systems that provide point-of-sale support, maintain perpetual inventory records for each sales location and produce daily reports, including sales and profitability data, credit information, and working capital data. We use these systems to provide data for inventory control, credit controls, budgeting, forecasting, and working capital management requirements.

Raw Materials and Supplies

        We purchase chemicals and seed products from many of the world's leading agricultural input and professional non-crop manufacturers. We have contracts with BASF, Bayer Crop Science, Dow AgroSciences, DuPont, Monsanto, Syngenta, and other prominent suppliers in the industry. We purchase chemical and seed products at the manufacturer's distributor price and typically receive a rebate based on volume and type of product. Vendor rebates are typically paid after the end of the vendor's crop year. Such rebate programs may be either published programs, in which case rebates are calculated similarly among all buyers, or unpublished programs, in which case rebates are structured solely according to our business.

        We purchase fertilizer from many of the world's leading fertilizer manufacturers. Some of our largest suppliers are ConAgra International Fertilizer Company, Mosaic, Koch Industries, Simplot, Potash Corp., and Terra. We prepay some vendors for fertilizer in advance of our peak selling seasons (late fall and early spring) in order to lock in supply and/or price for a portion of our forecasted need.

Employees and Labor Relations

        As of February 24, 2008, we employed approximately 3,150 non-unionized salaried and hourly employees, approximately 85 unionized employees, and approximately 240 temporary employees to meet our seasonal needs. We believe we have good relations with our employees. All our unionized employees work at our formulation facility in Greenville, Mississippi, and are all subject to a collective bargaining agreement. On August 20, 2007, we entered into a new agreement with our unionized employees, which is scheduled to expire on August 22, 2010. We have not had any work stoppages in the past five years.

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

Several of the products we distribute are also covered under Department of Homeland Security regulations. Non-compliance with these environmental, health, safety, and security laws can result in significant fines or penalties or restrictions on our ability to sell or transport products. We manage these regulatory risks by employing a staff of highly trained professionals, by performing periodic compliance audits, and by participating in industry stewardship initiatives. We believe that our operations are in compliance in all material respects with current requirements under environmental, transportation, and employee safety laws.

        Environmental laws may hold current owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of hazardous or toxic substances, materials, wastes, pollutants or contaminants, including petroleum and petroleum products. Because of our operations, the history of industrial or commercial uses at some of our facilities, the operations of predecessor owners or operators of some of the facilities, and the use, production and release of hazardous substances at these sites, we are affected by the liability provisions of environmental laws. Many of our facilities have experienced some level of regulatory scrutiny in the past and are, or may be subject to, further regulatory inspections, future requests for investigation, or liability for hazardous substance management practices.

        From time to time, we incur expenses in connection with remediation of hazardous substances, including chemicals and fertilizer in soil and/or groundwater at our current and former facilities. While a portion of this work is conducted on a voluntary basis under state law, most of it is conducted as part of a state directed enforcement action, some of which provides for reimbursement of expenses by state agricultural funds. In addition, we are engaged in corrective action under the Resource Conservation and Recovery Act at our facilities in Billings, Montana and Garden City, Kansas, and our former facility in Nichols, Iowa. We have also removed or closed underground storage tanks from some of our facilities and, in some instances, are responding to historic releases at these locations. In total, both voluntary and government ordered cleanups of releases of hazardous substances are planned or being performed at approximately 50 sites. In some cases, third parties (including government reimbursement funds and insurers) may contribute to the cost of cleanup at these sites. Without consideration of third-party contributions, the cost of these on-going and potential response actions is not expected to have a material adverse effect on our business, financial condition, cash flow, results of operations, or liquidity.

        The Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), provides for responses to, and, in some instances, joint and several liability for releases of hazardous substances into the environment. At the present time, there are three off-site disposal or formulation facilities at which we have been identified as a potentially responsible party under CERCLA: Malone in Texas City, Texas; Red Panther in Clarksdale, Mississippi; and Aberdeen Pesticide Dump in Aberdeen, North Carolina. We believe that the cost of participating in these on-going and potential response actions will not have a material adverse effect on our business, financial condition, cash flow, results of operations, or liquidity.

        ConAgra has agreed to provide us with a partial reimbursement of costs that we may incur in the future relating to any cleanup requirements arising out of certain environmental conditions at our Greenville, Mississippi facility that existed prior to the Acquisition. On October 14, 2002, December 23, 2002, and December 31, 2002, three separate lawsuits were filed in the Circuit Court of Washington County, Mississippi against our subsidiary, Platte Chemical Co. ("Platte"), and certain former employees of Platte, relating to alleged releases from Platte's Greenville, Mississippi facility. The plaintiffs in such suits are seeking compensation for alleged personal injury and property damage. In connection with the Acquisition, ConAgra agreed to partially reimburse us, subject to a cap, for fees and expenses we incur in connection with such lawsuits. Subsequent to November 23, 2003, another lawsuit not covered by the ConAgra cost sharing agreement was filed against us in the Circuit Court of Washington County, Mississippi, which lawsuit relates to the same alleged releases from the Greenville, Mississippi facility. While discovery in the Greenville litigations is not yet complete, based on information available to us at this time we do not believe that such litigations, if adversely determined, would have a material adverse effect on our business, financial condition, cash flow, results of operations, or liquidity.

Regulatory License and Approvals

        As a seller and distributor of crop production inputs, we are subject to registration requirements under the Federal Insecticide, Fungicide, and Rodenticide Act and related state statutes, which require us to provide information to regulatory authorities regarding the benefits and risks of the products we sell and distribute, and to periodically update that information. Risk information supplied to governmental authorities by us or others could result in the cancellation of products or limitations on their use. In addition, these laws regulate information contained in product labels and promotional materials, require that products are manufactured in adherence to manufacturing specifications, and impose reporting and recordkeeping requirements relating to production and sale of certain pesticides. Non-compliance with these environmental, health and safety laws can result in significant fines, penalties, or restrictions on our ability to sell our products. Based on our experience to date, these requirements are not expected to have a material adverse effect on our business, financial condition, cash flow, results of operations, or liquidity.

Available Information

        We make available free of charge on our web site, www.uap.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. On the investor relations page of our web site, we also maintain certain corporate governance documents, including our Company's codes of conduct and the charters for our various board committees. We do not intend for the information found on our web site to be part of this document.

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

        On December 3, 2007, we announced that we had entered into the Merger Agreement with Agrium pursuant to which Agrium U.S. Inc., a subsidiary of Agrium, would commence a tender offer at an offer price of $39.00 per share to acquire all of the outstanding shares of our common stock. Under the terms of the Merger Agreement, if at least a majority of UAP Holding Corp. shares are tendered and certain other conditions are satisfied, Agrium U.S. Inc. must promptly purchase all of the tendered shares. Following completion of the Tender Offer, Utah Acquisition Co., a Delaware corporation and a wholly-owned subsidiary of Agrium, will merge with and into UAP Holding Corp. and we will become a wholly-owned subsidiary of Agrium, thus ending our existence as a standalone publicly-traded company.

        Beginning with December 3, 2007, the first trading date following the announcement of the Merger Agreement, and continuing through the date hereof, our common stock has traded within a narrow price range: from a low of $37.82 per share on January 22, 2008, to a high of $39.23 per share on January 9, 2008. We expect that a relatively narrow trading range under $39.00 per share is likely to continue until the closing of the Tender Offer and Merger, although there can be no guarantees of such price range. As a result of this relatively narrow trading range, together with the expected $39.00 per share cash payment to be paid to the non-tendering UAP Holding Corp. stockholders pursuant to the terms of the Merger Agreement, the returns on any new investments in our common stock may be significantly limited.

Because the Tender Offer has not yet been completed, we cannot be sure that the transactions contemplated by the Merger Agreement will be consummated. Failure to consummate these transactions could have a negative effect on our financial performance and stock price.

        The obligation of Agrium to consummate the Tender Offer and the Merger is subject to certain conditions, including the absence of the occurrence of any material adverse effect on our business prior to the closing of the Tender Offer. If the conditions set forth in the Merger Agreement are not timely satisfied or waived, our acquisition by Agrium may not occur. These conditions are set forth in the Merger Agreement which we filed with the SEC on December 3, 2007, as an exhibit to the Current Report on Form 8-K. We cannot ensure that each of the conditions set forth in the Merger Agreement will be satisfied, and failure to complete these transactions could have a negative effect on our financial performance and stock price.

        If the Merger Agreement is terminated, it may cause a material disruption to our business and, under certain circumstances, we may be required to pay Agrium a termination fee of $44 million plus reimbursement for up to $10 million in costs incurred by Agrium in connection with the Tender Offer and Merger. In addition to such adverse consequences and possible adverse effects on our business which may result from the announcement of the Merger Agreement, if the acquisition is not consummated we could suffer a number of further consequences that may adversely affect our business, results of operations and stock price, including, but not limited to, the following:

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

  •
  we have incurred and may be liable for additional costs related to the Tender Offer and Merger;

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

Our and our customers' businesses are subject to seasonality and this may affect our revenues, carrying costs, and collection of receivables.

        Our and our customers' businesses are seasonal, based upon the planting, growing, and harvesting cycles, and the inherent seasonality of the industry we serve could have a material adverse effect on our business. During fiscal years 2006 through 2008, more than 70% of our net sales occurred during the first and second fiscal quarters of each year due to the condensed nature of the planting and growing seasons. Because interim period operating results reflect the seasonal nature of our business, they are not indicative of results expected for the full fiscal year. In addition, quarterly results can vary significantly from one year to the next, primarily due to weather-related shifts in planting schedules and purchase patterns. We incur substantial expenditures for fixed costs throughout the year and substantial expenditures related to inventory in advance of the spring planting season.

        Seasonality also relates to the limited windows of opportunity that our customers have to complete required tasks at each stage of crop cultivation. Should events such as adverse weather or transportation interruptions occur during these seasonal windows, we would face the possibility of reduced revenue without the opportunity to recover until the following season. In addition, because of the seasonality of agriculture, we face the risk of significant inventory carrying costs should our customers' activities be curtailed during their normal seasons. These factors can also negatively impact the timing of our accounts receivable collections as well as the amount of accounts receivables charged to bad debt expense.

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

        We operate in a highly competitive and fragmented industry, particularly with respect to price and service. Our principal competitors in the distribution of crop production inputs include agricultural cooperatives, international fertilizer producers, major grain companies, multinational corporation-owned distribution outlets, other independent regional and local distributors, and brokers. Some of our competitors may have greater financial, marketing, and research and development resources, and/or better name recognition than we do and can better withstand adverse economic or market conditions. In addition, as a result of increased pricing pressures caused by competition, we may experience reductions in profit margins on sales or may be unable to pass future material price increases on to our customers, either of which would reduce our profit margins.

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

  •
  grain prices;

  •
  crops planted in other parts of the world;

  •
  the types of crops planted in the U.S., including shifts from one type to another which have different levels of input spending requirements;

  •
  government subsidies, including farm and biofuel subsidies and commodity support programs;

  •
  government policies, such as federal legislation mandating greater use of renewable fuels, which have led to an increase in ethanol production and a related increase in the amount of corn grown in the United States; and

  •
  our customers' net income levels, which can be impacted by the above factors, as well as interest rates, labor costs, fuel prices, and crop input costs.

Our growth within the agricultural inputs distribution industry is partially dependent upon acquisitions, which could adversely affect our future performance.

        The growth in net sales and operating income of our business depends in part on our ability to expand through acquisitions and on our ability to successfully assimilate new businesses and locations into our existing operations. Our failure to do this could adversely impact our future financial performance. Please refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Building upon our Distribution Network" for more information.

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

        We may incur substantial costs to comply with requirements under these environmental, health, and safety laws. We also may incur substantial costs for liabilities arising from past releases of, or exposure to, hazardous substances. From time to time, claims have been made against us alleging injury arising out of human exposure to these substances or other damage, including property damages. Currently, four such claims are pending in relation to our Platte facility in Greenville Mississippi. In addition, we may discover currently unknown environmental problems or conditions. The continued compliance with environmental laws, the discovery of currently unknown environmental problems or conditions, changes in environmental, health, and safety laws and regulations or other unanticipated events may subject us to material expenditures or liabilities in the future.

Our substantial indebtedness could adversely affect our financial condition and impair our ability to operate our business or pay dividends on our common stock.

        We currently have a senior secured credit facility consisting of a senior secured term loan with a current principal amount of $396.8 million due June 1, 2012, and a senior secured revolving credit facility with a maximum limit of $675 million, which matures on June 1, 2011. As of February 24, 2008, we had $506.8 million of outstanding indebtedness, consisting of $110.0 million of borrowings under the senior secured revolving credit facility and $396.8 million of borrowings under the term loan facility.

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

The supply and demand of certain commodities has an impact on our business, and we are sensitive to factors outside of our control.

        We buy, sell and hold inventories of various commodities, such as fertilizer and certain chemicals. Our revenues and earnings are affected by market prices for these commodities, which prices generally are influenced by a wide range of factors beyond our control. These factors include the weather, the availability and adequacy of supply, demand for these commodities, both locally and globally, government regulation and policies, and general political and economic conditions. Increases in market prices for the commodities that we purchase without a corresponding increase in the prices of our products or our sales volume or a decrease in our other operating expenses, could reduce our gross profit and/or our net income. At any given time, we may have significant prepayments from customers related to future sales of our products. Although we strive to maintain inventory levels and/or have purchase orders to fulfill commitments associated with customer prepayments, in a market of short supply or rising prices there is no guarantee that we will achieve normal operating margins on these amounts. Additionally, in a market where prices are decreasing, our ability to sell our inventory and commitments associated with our vendor prepayments at normal profit margins may be difficult to achieve.

Currency exchange rate changes can adversely affect the pricing and profitability of our products.

        We currently operate sales and service facilities outside of the United States. We also purchase products and materials from foreign suppliers. Accordingly, we are subject to risks associated with operations in foreign countries, including fluctuations in currency exchange rates and additional costs of compliance with local regulations. These costs could adversely affect our operations and financial results in the future.

Restrictive covenants in our senior secured credit facility may restrict our ability to pursue our business strategies or pay dividends on our common stock.

        The senior secured credit facility limits our ability and the ability of our subsidiaries to, among other things:

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

        In addition, the senior secured credit facility requires us to maintain a fixed charge coverage ratio (as defined in our senior secured credit facility) if our revolving credit availability drops below $50.0 million. We may not be able to maintain this ratio in the future. Covenants in the senior secured revolving credit facility may also impair our ability to finance future operations or capital needs, or to enter into acquisitions or joint ventures, or to engage in other favorable business activities.

        If we default under the senior secured credit facility under certain circumstances, the lenders could require immediate payment of the entire principal amount. These circumstances include, among other things, a change of control, default under agreements governing any other indebtedness, material judgments in excess of a specified amount, or breach of representations and warranties. If the lenders under the senior secured credit facility require immediate repayment, we may not be able to repay them in full. Our ability to comply with these covenants and restrictions contained in the senior secured credit facility may be affected by changes in economic or business conditions or other events beyond our control.

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

The occurrence of any of these events could have a material adverse effect on our business, financial condition, cash flow, results of operations, or liquidity.

        For more information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Vendor Rebate Receivables" and Note 1 in the "Notes to our Financial Statements."

UAP Holding Corp. is a holding company and we rely on our subsidiaries for cash to pay dividends on our common stock.

        UAP Holding Corp. has no direct operations and no significant assets other than ownership of 100% of the stock of United Agri Products, Inc. Because UAP Holding Corp. conducts its operations through its subsidiaries, UAP Holding Corp. depends on those entities for dividends and other payments to generate the funds necessary to meet its financial obligations and to pay dividends with respect to our common stock. Legal and contractual restrictions in the senior secured credit facility and any other agreements governing future indebtedness of UAP Holding Corp.'s subsidiaries, as well as the financial condition and operating requirements of UAP Holding Corp.'s subsidiaries, may limit UAP Holding Corp.'s ability to obtain cash from its subsidiaries. All of UAP Holding Corp.'s subsidiaries are separate and independent legal entities and have no obligation whatsoever to pay any dividends, distributions, or other payments to UAP Holding Corp.

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

        In addition, as of February 24, 2008, we owned or leased approximately 380 properties that are used to store inventory, distribute, and sell our products to our customers. We determine the number of sales and distribution facilities as those managed by a single location manager. Because there may be more than one property that we own or lease managed by a location manager, the number of our sales and distribution facilities are less than the total number of leased and owned properties. We also utilize other facilities, including seasonal storage in our distribution business and facilities used for administrative purposes only. We organize our properties for geographic and administrative purposes into five primary regions, as noted below:

Region	States/Provinces Served	Owned	Leased
Northeast	CT, DE, IL, IN, KY, MA, MD, ME, MI, MO, NH, NJ, NY, OH, PA, RI, VA, VT, WI, WV	50	43
Southeast	AL, AR, FL, GA, LA, MO, MS, NC, SC, TN	38	73
West	AK, AZ, CA, CO, HI, ID, KS, MO, NM, NV, OK, OR, TX, UT, WA, WY	42	52
Midwest	IA, MN, MT, ND, NE, SD, WY	45	49
Canada	AB, BC, MB, NB, NS, ON, PE, QC, SK	—	7
Administrative	CO	—	3

Total		175	227

        All of our owned properties and substantially all of our leased properties secure our obligations under the senior secured credit facility. Thirty-seven of these carry mortgages.

        We believe that our facilities are well maintained, suitable for our business, and occupy sufficient space to meet our operating needs. As a part of our normal business, we regularly evaluate our locations' financial and operational performance and site suitability, and may relocate a location or consolidate locations that are redundant, located in a market that is under performing, or otherwise deemed unsuitable.

Item 3.    Legal Proceedings.

        In addition to the matters discussed above under "Item 1. Business—Environmental Matters," we are involved in periodic litigation in the ordinary course of our business, including intellectual property infringement claims, product liability claims, property damage claims, personal injury claims, contract claims, worker's compensation claims, and lawsuits brought by employees and former employees alleging discriminatory practices. We do not believe that there are any pending or threatened legal proceedings, including ordinary litigation incidental to the conduct of our business and the ownership of our properties that, if adversely determined, would have a material adverse effect on our business, financial condition, cash flow, results of operations, or liquidity. However, we cannot assure you that future litigation will not adversely affect our business, financial condition, cash flow, results of operations, or liquidity.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

Executive Officers of the Registrant

        The executive officers of UAP Holding Corp. are listed as follows. There are no family relationships among them.

Name	Age	Date First Elected Executive Officer	Position
L. Kenneth Cordell	50	2003	Chairman, President, and Chief Executive Officer
David W. Bullock	43	2003	Executive Vice President and Chief Operating Officer
Jeffrey L. Rutherford	47	2007	Executive Vice President and Chief Financial Officer
David J. Tretter	51	2003	Executive Vice President, Wholesale Sales
Dean M. Williams	43	2007	Executive Vice President, Retail Sales
Kevin M. Howard	41	2004	Executive Vice President, Products Company
Todd A. Suko	41	2003	Vice President, General Counsel, and Secretary
Alan E. Kessock	48	2006	Chief Accounting Officer

Business Experience

        L. Kenneth Cordell has been President and a director of UAP Holding Corp. and United Agri Products, Inc. since the closing of the Acquisition on November 24, 2003, and became the Chief Executive Officer of United Agri Products in December 2003 and of UAP Holding Corp. in January 2004. He was elected Chairman of our Board of Directors in July 2006. He joined United Agri Products in 2001 and was promoted to President and Chief Operating Officer in February 2002. Prior to joining United Agri Products, Mr. Cordell worked for FMC Agricultural Products Group from 1992 to 2001, serving most recently as Director of the North American Agricultural Products Group.

        David W. Bullock has been Executive Vice President of UAP Holding Corp. and United Agri Products, Inc. since the closing of the Acquisition on November 24, 2003, and became the Chief Operating Officer of UAP Holding Corp. and United Agri Products in October 2007. Mr. Bullock served as our Chief Financial Officer from January 2004 until October 2007, and served as Chief Financial Officer of United Agri Products from December 2003, until October 2007. He joined United Agri Products in June 2002 as Senior Financial Officer. Prior to joining United Agri Products, Mr. Bullock worked for FMC Agricultural Products Group from 1995 to 2002, serving most recently as Controller of the North American agriculture business.

        Jeffrey L. Rutherford has been Executive Vice President and Chief Financial Officer of UAP Holding Corp. and United Agri Products, Inc. since October 2007. Prior to joining UAP, Mr. Rutherford worked for Lesco, Inc., now a part of John Deere & Co., from February 2002 until October 2007, serving most recently as President and Chief Executive Officer. Prior to joining Lesco, Mr. Rutherford worked for OfficeMax, Inc. from 1997 until 2001, serving as its Senior Vice President, Treasurer and Chief Financial Officer.

        David J. Tretter has been Executive Vice President, Wholesale Sales, for UAP Holding Corp. and United Agri Products, Inc. since October 2007. From January 2007 until October 2007, Mr. Tretter served as Executive Vice President, Distribution (North Divisions) for UAP Holding Corp. and United Agri Products, Inc. Prior to becoming Executive Vice President, Distribution, he was Executive Vice President, Procurement for UAP Holding Corp. and United Agri Products, and held that role since the closing of the Acquisition on November 24, 2003. He joined UAP in July 1985 as Fertilizer Manager and has held various positions in sales management, general management, and executive management since that time.

        Dean M. Williams has been Executive Vice President, Retail Sales of UAP Holding Corp. and United Agri Products, Inc. since October 2007. From January 2007 until October 2007, Mr. Williams served as Executive Vice President, Distribution (South Divisions) for UAP Holding Corp. and United

Agri Products, Inc. Mr. Williams joined United Agri Products in January 1988 and has served in various sales and management positions.

        Kevin M. Howard has been Executive Vice President, Products Company of UAP Holding Corp. and United Agri Products, Inc. since January 2004. Prior to joining UAP, Mr. Howard worked for BASF from 1997 through 2003, serving most recently as Vice President of Operations for Microflo Inc. (a division of BASF).

        Todd A. Suko has been Vice President, General Counsel and Secretary of UAP Holding Corp. and United Agri Products, Inc. since the closing of the Acquisition on November 24, 2003. He joined United Agri Products in February 2001 as Associate Counsel and was promoted to Vice President Legal and Regulatory Services and Corporate Counsel in October 2002. Prior to joining United Agri Products, he practiced law at McKenna & Cuneo, LLP in Washington, D.C. from 1996 to 2001.

        Alan E. Kessock has been Chief Accounting Officer of UAP Holding Corp. and United Agri Products, Inc. since April 2006. He joined UAP in March 2006 as Corporate Controller. Prior to joining UAP, he served as the Director of Retail Planning and Analysis at Circuit City Stores, Inc. from August 2005 until March 2006. Prior to joining Circuit City, Mr. Kessock served as Vice President and Treasurer for Affordable Residential Communities from February to August 2005. Prior to that time, Mr. Kessock served in various positions at Ultimate Electronics, Inc., including Controller, Senior Vice President of Finance, Chief Financial Officer, and Senior Vice President of Operations, from 1985 to 2004. Ultimate Electronics, Inc. filed for bankruptcy on January 11, 2005, subsequent to Mr. Kessock's resignation, and was liquidated on December 9, 2005.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

        Market Information.    Our common stock, $0.001 par value, has been traded on the NASDAQ Global Select Market under the symbol "UAPH" since November 22, 2004. Prior to that time, we were a privately held company and there was no trading market for our equity. On April 16, 2008, the last recorded sale price for our common stock was $38.68 per share.

        The following table sets forth, for the fiscal year periods indicated, the high and low sales prices per share for our common stock, as reported on the NASDAQ Global Select Market:

	High Price	Low Price
Price Range of Common Stock:
Fiscal Year—2008
Fourth Quarter	$39.23	$28.40
Third Quarter	32.37	27.93
Second Quarter	33.19	26.03
First Quarter	29.81	22.75
Fiscal Year—2007
Fourth Quarter	$26.63	$21.66
Third Quarter	25.28	20.25
Second Quarter	23.82	17.72
First Quarter	23.90	19.52

        Holders.    The number of stockholders of record as of April 16, 2008, was 64, and the estimated number of beneficial stockholders was 3,300.

        Dividends.    The table below outlines our dividend history as a public company:

Declaration Date	Record Date	Payment Date	Dividend Amount per share	Total Dividend
				(in thousands)
April 18, 2008	May 1, 2008	May 15, 2008	$0.2250	$12,100	(*)
January 16, 2008	February 1, 2008	February 15, 2008	0.2250	12,061
October 5, 2007	November 15, 2007	December 3, 2007	0.2250	12,065
July 11, 2007	August 15, 2007	September 4, 2007	0.2250	12,209
April 25, 2007	May 15, 2007	June 1, 2007	0.2250	11,595
January 11, 2007	February 15, 2007	March 1, 2007	0.1875	9,599
October 5, 2006	November 15, 2006	December 1, 2006	0.1875	9,559
July 11, 2006	August 15, 2006	September 1, 2006	0.1875	9,556
April 4, 2006	May 15, 2006	June 1, 2006	0.1875	9,545
January 5, 2006	February 15, 2006	March 1, 2006	0.1875	9,528
October 6, 2005	November 15, 2005	December 1, 2005	0.1625	8,202
July 18, 2005	August 15, 2005	September 1, 2005	0.1625	8,202
April 29, 2005	May 13, 2005	June 1, 2005	0.1250	6,304

(*)
Estimated amount

        Currently, we intend to pay quarterly cash dividends on our common stock at an annual rate of $0.90 per share. However, there can be no assurance that we will declare or pay any cash dividends. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements, the closing of the Tender Offer by Agrium U.S. Inc., and other factors our board of directors deems relevant. As described more fully below, the terms of our senior secured credit facility may also restrict us from paying cash dividends on our common stock under some circumstances. As of February 24, 2008, approximately $56.2 million of permitted distributions were available to pay dividends under our restricted payment covenant in our senior secured credit facility before giving effect to the anticipated May 15, 2008 dividend payment estimated to be $12.1 million.

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

        In addition, the Merger Agreement requires us to obtain Agrium's consent before we can increase our quarterly dividend above $0.225 per share or pay any special dividend.

        UAP Holding Corp. depends on dividends from United Agri Products, Inc. in order to make dividend payments on our capital stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Holding Company."

Stock Performance Graph

        The chart below compares the 39 month cumulative return, assuming the reinvestment of dividends, on UAP Holding Corp. common stock with that of NASDAQ Composite Index and a group of our peers. This graph assumes $100.00 was invested on November 23, 2004, in each of UAP Holding Corp. common stock, the NASDAQ Composite Index, and our peer group. We believe our peer group to be representative due to the fact that they are all distribution companies, though they are not distributors of agricultural inputs, and they have been used by analysts covering the performance of our stock as the group of companies most comparable to our business. The companies consist of Airgas Inc. ("ARG"), Genuine Parts Co. ("GPC"), Tractor Supply Company ("TSCO"), W.W. Grainger, Inc. ("GWW"), Watsco, Incorporated ("WSO"), and Wesco International, Inc. ("WCC").

        UAP Holding Corp. management cautions that the stock price performance shown in the graph below should not be considered indicative of potential future stock price performance. Beginning with December 3, 2007, the first trading date following the announcement of the Merger Agreement, and continuing through the date hereof, our common stock has traded within a relatively narrow price range. We expect that a relatively narrow trading range under $39.00 per share is likely to continue until the closing of the Tender Offer and Merger, although there can be no guarantees of such price range.

COMPARISON OF 39 MONTH CUMULATIVE TOTAL RETURN*
Among UAP Holding Corp., The NASDAQ Composite Index
And A Peer Group

*
$100 invested on 11/23/04 in stock or 10/31/04 in index-including reinvestment of dividends.

Index calculated on month-end basis.

Item 6.    Selected Financial Data.

	UAP Holding Corp.					Combined Predecessor Entity—ConAgra Agricultural Products Business Thirty-Nine Weeks Ended November 23, 2003
	Fiscal Year Ended February 24, 2008	Fiscal Year Ended February 25, 2007	Fiscal Year Ended February 26, 2006	Fiscal Year Ended February 27, 2005	Thirteen Weeks Ended February 22, 2004
	(in thousands, except share data)
Statement of Operations Data:
Net sales	$3,411,416	$2,854,108	$2,727,789	$2,506,730	$227,778	$2,224,107
Gross profit	$480,729	$384,460	$390,079	$334,234	$57,048	$286,097
Income from continuing operations	$81,555	$33,454	$66,377	$28,812	$9,653	$40,985
Loss from discontinued operations, net of tax	—	—	—	—	—	$(4,708)
Net income	$81,555	$33,454	$66,377	$28,812	$9,653	$36,277
Earnings per share:
Basic	$1.57	$0.66	$1.31	$0.60	$0.21	—
Diluted	$1.53	$0.64	$1.27	$0.58	$0.21	—
Cash dividends per share of common stock	$0.90	$0.75	$0.6375	$0.00	$0.00	—

        Businesses not acquired from ConAgra Agricultural Products Business are reflected as discontinued operations in the above statement of operations data.

	UAP Holding Corp.
	As of February 24, 2008	As of February 25, 2007	As of February 26, 2006	As of February 27, 2005	As of February 22, 2004
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$51,792	$19,506	$79,168	$48,204	$172,647
Working capital	$413,214	$150,039	$311,484	$256,742	$226,296
Total assets	$1,892,080	$1,559,186	$1,381,910	$1,337,342	$1,263,963
Total short-term debt	$114,006	$184,739	$—	$55	$—
Total long-term debt	$392,812	$172,390	$306,339	$295,948	$308,570
Capital leases	$358	$340	$365	$—	$—
Stockholders' equity	$230,425	$170,254	$159,739	$116,487	$76,788

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        We intend for this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") to provide the reader with information that will assist in understanding UAP, our consolidated financial condition, liquidity and capital resources, and results of operations for the periods presented. You should read this MD&A in conjunction with our consolidated financial statements and the accompanying notes thereto appearing elsewhere in this Report.

        We operate on a 52-week or 53-week fiscal year. Fiscal years are identified in this Report according to the calendar year in which they ended. The 52 weeks ended February 24, 2008, will be referred to as "fiscal 2008," the 52 weeks ended February 25, 2007, will be referred to as "fiscal 2007," and the 52 weeks ended February 26, 2006, will be referred to as "fiscal 2006."

        On November 24, 2003, UAP Holding Corp. acquired the United States and Canadian agricultural inputs businesses of ConAgra Foods in a series of transactions referred to in this Report as the "Acquisition." In this Report, the term "ConAgra Agricultural Products Business" means the entities that were historically operated by ConAgra Foods as an integrated business, which included a wholesale fertilizer company and other international crop distribution businesses that we did not acquire in the Acquisition.

        In addition, the statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business, our liquidity and capital resources, and the other non-historical statements in the discussion and analysis are forward-looking statements. See "Forward Looking Statements" and "Item 1A. Risk Factors."

Our Business

        We are the largest independent distributor of agricultural inputs and professional non-crop products in the United States and Canada. We strive to be the distributor of choice in our industry and earn the trust of our customers and suppliers by providing high quality products at competitive prices, supported by consistent and reliable service, and expertise. Our customers include farmers, commercial growers, regional dealers, and consumers in the professional non-crop market. Over 110,000 customers purchased products or services from us during fiscal 2008.

        We market a comprehensive line of products, including chemicals, fertilizer, and seed manufactured and/or marketed by the world's leading agricultural input companies, including BASF, Bayer, ConAgra International Fertilizer Company, Dow AgroSciences, DuPont, Monsanto, and Syngenta. In addition to our product offering, we provide a broad array of value-added services including crop management, biotechnology advisory services, custom fertilizer blending, seed treatment, inventory management, and custom applications of crop inputs. The products and services we offer are critical to our customers because they lower the overall cost of crop production and improve crop quality and yield.

        In addition to the products we purchase from our suppliers for resale, we also source, formulate, package, market, and distribute over 200 key proprietary branded products. These products allow us to obtain a higher gross margin than from the other branded products we distribute. Sales of our proprietary and private label chemical and seed products accounted for 17.1% of our total chemical and seed sales in fiscal 2008 compared to 15.0% in fiscal 2007.

        Our operations entail a network of approximately 380 sales and distribution facilities, strategically located in major crop-producing areas of the United States and Canada, and three formulation plants. Our integrated distribution network enables our approximately 1,100 salespeople to provide our customers with a broad range of products and reliable service. As a result of our broad scale, we provide leading agricultural and professional product input companies with an efficient means to access a highly fragmented customer base of farmers, growers, and professional non-crop consumers.

        Our and our customers' businesses are highly seasonal, based upon the planting, growing, and harvesting cycles. During the last three fiscal years, greater than 70% of our net sales occurred during the first and second fiscal quarters of each year because of the condensed nature of the planting season. As a result of the seasonality of sales, we experience significant fluctuations in our revenues, net income, and net working capital levels throughout our fiscal year.

Tender Offer

        On December 2, 2007, UAP Holding Corp., Agrium Inc. ("Agrium"), and a subsidiary of Agrium, entered into an agreement and plan of merger ("Merger Agreement") pursuant to which Agrium, through its subsidiary Agrium U.S. Inc., commenced a tender offer on December 10, 2007 ("Tender Offer"), to purchase all the outstanding shares of common stock of UAP Holding Corp. for $39.00 in cash per share. The Tender Offer is currently scheduled to expire on May 2, 2008, but it is possible that the expiration date will be extended. The Merger Agreement provides that following completion of the Tender Offer and assuming certain conditions are satisfied, UAP Holding Corp. will then merge (the "Merger") with a subsidiary of Agrium, pursuant to which each outstanding share of our common stock not tendered in the Tender Offer will be converted into the right to receive $39.00 in cash. Upon completion of the Merger, UAP Holding Corp. will become a wholly owned subsidiary of Agrium. Agrium is a leading global producer and marketer of agricultural nutrients, industrial products and specialty products, and a major retailer of agricultural products and services in North and South America.

        The closing of the Tender Offer is subject to UAP Holding Corp's stockholders tendering a majority of the outstanding shares of our common stock in the Tender Offer and satisfaction of certain other conditions, including receipt of certain regulatory approvals. On January 18, 2008, the Commissioner of Competition, appointed under the Competition Act of Canada, issued a no-action letter, thereby satisfying one of the closing conditions under the Merger Agreement. On April 16, 2008, we reached an agreement with the Federal Trade Commission ("FTC") staff on the terms of a consent decree, which is subject to the review and approval of the FTC commissioners.

        If the Merger is completed, we expect to cease reporting financial results as a stand-alone company. If the Merger is not completed and the Merger Agreement is terminated under certain circumstances, UAP Holding Corp. may be liable to Agrium for a termination fee of $44 million, plus reimbursement to Agrium of up to $10 million in costs incurred by Agrium in connection with the transactions. If the Merger is not completed due to failure to obtain regulatory approval, subject to certain conditions, Agrium may be liable to UAP Holding Corp. for a reverse break-up fee of $54 million.

The Agricultural Inputs Distribution Industry

        We operate in the highly competitive agricultural inputs distribution industry. Our industry depends on farm expenditures for crop inputs, which in turn is dependent upon planted acreage in the United States and Canada. Over the last 15 years, agricultural input expenses in the United States grew at a compound annual growth rate of 4.4%, based on historical data obtained from the Economic Research Service of the USDA. Planted acreage has been relatively flat over the last 15 years, leading to a relatively stable but very competitive industry for crop inputs.

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

        Our principal competitors in the distribution of crop production inputs include agricultural cooperatives, national and international fertilizer producers, major grain companies, multinational corporation-owned distribution outlets, other regional and local independent distributors, and brokers. In each of our local markets, we typically compete with two or more distributors on the basis of breadth of product offering, customized local products and services, our sales-force's knowledge of and relationships with our customers, and price. Additionally, we compete with our industry peers for talented employees in the areas of sales and operations.

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

Market Conditions and Outlook

        On average over the past 15 years, approximately 325 million acres were planted per year in principal crops according to the USDA. During this same period, no year's planted acreage deviated more than 3% from the average, providing a stable base for the agricultural inputs industry. The last four years have seen total acres planted in principal crops fall below average, with just under 320 million acres planted in 2007. Although planted acreage has been below average in recent years, agricultural input spending during that same four-year period rose approximately 27%. Acres forecast to be planted in 2008, according to the "Prospective Plantings" report released on March 31, 2008, by the National Agricultural Statistics Service of the USDA are expected to increase slightly over last year to approximately 321.4 million acres.

        According to the most recent forecast by the Economic Research Service of the USDA, crop input expenses for 2008 are expected to increase 11.9% over 2007, to $42.2 billion. Fertilizer and chemicals are forecast to increase by 18.8% and 11.0%, respectively, in 2008. Together fertilizer and chemicals make up approximately 69% of the total industry. However, because we are a distributor, our opportunity to capture increased gross profits related to any price appreciation in the fertilizer market is limited since we typically pass through product costs and only retain a specific per ton margin.

        The charts below summarize the historical data related to crop input expenses, acres planted, and calculated crop input expenses per acre.

U.S. Crop Input Expenses
Source: Economic Research Service—USDA
(in millions)

Total Acres Planted—Principal Crops
Source: National Agricultural Statistics Service—USDA
(acres in millions)

Calculated Crop Input Expense per Acre Planted

        Despite rising crop input expenses per acre planted, calendar year 2007 created record level net farm income. Crop commodity prices were higher than in recent years and exports were strong while production conditions were favorable compared to 2006. According to the 2008 forecast by the Economic Research Service of the USDA, net farm income is expected to increase by 4.1% above 2007 and by 51.1% above the 10-year average. The rate of price increases for crop commodities is expected to outpace the rising crop production expenses. Crop input expenses represent approximately 15.1% of the total U.S. farm sector production expenses. Because crop input expenses are a relatively small percentage of total U.S. farm sector production expenses, 2008 should present another good opportunity for agricultural input distributors.

        Ethanol made from corn and biodiesel made from soybeans may provide a future alternative to our country's dependency on foreign-based petroleum. Ethanol production continues to expand rapidly with U.S. ethanol production capacity currently at approximately 6.0 billion gallons per year according to the American Coalition for Ethanol. The Energy Policy Act of 2005 requires 7.5 billion gallons of renewable fuels to be used in the nation's highway fuel supply by 2012. The March 31, 2008 issue of "Prospective Plantings" published by the National Agricultural Statistics Service of the USDA indicates that increased ethanol production and the impacts it had on corn acreage in 2007 continues to impact the mix in total acres of principal crops forecast to be planted in 2008. According to this report, planted corn acreage in 2008 is expected to decrease to 86.0 million acres compared to 93.6 million acres in 2007, which is a projected decrease of 8.1%. Despite the decrease from last year, corn acreage is expected to remain at historically high levels as the price of corn remains strong due to continued expansion in ethanol production. Additionally, due to strong prices and demand for soybeans and wheat, forecast acres of soybeans and wheat planted in 2008 are projected to increase by 17.5% to 74.8 million acres and 5.6% to 63.8 million acres, respectively. Due to high prices for grains and oilseed crops, cotton acres are again forecast to decrease. Cotton acres are forecast at 9.4 million acres, down 13.3% from last year. The impact these significant changes in the crop mix of acres planted will have this year and in future years on the agricultural distribution industry and other industries such as livestock production, fertilizer manufacturing, textiles, and food processing is difficult to predict and will continue to evolve over time.

Strategic Initiatives

        We will continue to seek to grow our business, improve profitability, and improve working capital through specific strategic initiatives. Primary areas of focus will be:

  •
  expanding our distribution network and leveraging our scale;

  •
  strengthen our presence in fertilizer and seed;

  •
  growth in our proprietary and private label products; and

  •
  continued emphasis on profitability enhancement through working capital and expense management.

        Building upon our Distribution Network—One of our key initiatives is to grow our retail business by leveraging our size and leading market share across North America. We study our market share by state, county, and customer, and develop sales initiatives at local and regional levels to address any gaps and opportunities we have in our distribution network for chemicals, fertilizer, and seed. Where our data indicates an opportunity, we have the potential to add sales personnel and/or locations and assets, or acquire businesses to fill gaps in our coverage.

        We have been growing our retail business by leveraging our size and leading market share across North America.

        During fiscal 2008, we completed the acquisition of four businesses. During fiscal 2007, we completed 11 acquisitions. Nine of the acquisitions, including Terral, Boettcher, and AGSCO, were completed during our third and fourth quarters of fiscal 2007.

        Immediately following the announcement of the Merger Agreement, UAP suspended business acquisition activity.

        Fertilizer and Seed Revenue Growth—We have experienced revenue growth in both of these product areas and believe there are continued growth opportunities going forward. As seed varieties continue to be enhanced through biotechnology, we believe they will serve as a growth platform due to the increased value-added nature of their sale to the customer. We intend to leverage our growth in the seed business through: advanced technical training of our sales force, hiring and strategically placing experienced salespeople, using incentive compensation plans incorporating seed-specific performance goals, nurturing our relationships with our seed suppliers, and targeting new retail opportunities to enhance our sales presence in regions where gaps exist. We will also leverage our growth in the fertilizer business by nurturing relationships with fertilizer suppliers and by making investments in storage and blending facilities in regions where gaps exist.

        Proprietary and Private Label Business—Our proprietary and private label products offer higher gross margins than the supplier branded products we sell. We currently market over 200 key proprietary branded products and have a broad proprietary product offering in each of our core product areas, including professional non-crop. We continue to work with nearly all of our key suppliers on additional private label opportunities.

        Working Capital and Expense Management—We believe we are well positioned to continue to improve the financial performance of our business. We monitor performance regularly on key operating statistics such as inventory efficiency, credit, operating expenses, gross profit generation, and overall return on invested capital. We use this information to manage expenses and reduce average levels of working capital as a percentage of net sales by concentrating on the following: earlier collection of supplier rebates, continuing inventory efficiencies through SKU reduction efforts and centralized purchasing, evaluating our suppliers on a total return basis including working capital management, continuing to focus on credit policies and procedures to maximize profitability, utilization of third party financing programs where possible and using competition and best practices among our operating divisions to drive overall focus on working capital and expense management that are tied to variable compensation plans. In some cases, our working capital levels increase as a result of building inventory and/or securing product in markets of short supply and rising prices. We strive to balance these factors in maximizing the use of our working capital.

        Implementation of these strategies, however, may be significantly impacted by the Tender Offer.

Factors Impacting Our Results in Fiscal 2008

        During fiscal 2008, several events took place that had an impact on our business including the following:

  •
  According to the December 2007 "Crop Production" report published by the National Agricultural Statistics Service of the USDA, the 2007 planted corn acreage of 93.6 million acres increased 20% from the 78.3 million acres planted in 2006. In contrast, soybean acres were down 16% from the record high acres planted in 2006 and planted cotton acres were the lowest since 1989, down 29% from 2006. Our fiscal 2008 results reflect this shift in our customers' acreage of specific crops. The impact of higher corn production, primarily resulting from increased demand associated with ethanol production, is reflected in increased fertilizer sales for fiscal 2008. Our operations in the Midwest portions of the United States experienced the most significant sales increases from increased corn acreage. However, the decrease in both soybean and cotton planted acres for fiscal 2008 have resulted in lower sales from inputs on those crops.

  •
  Tight supply and increased prices in the chemical and fertilizer markets prevailed in late fiscal 2008 and are expected to continue into fiscal 2009. As a result, and in anticipation of expected continued strong demand for crop inputs in fiscal 2009, we have strategically built inventory levels and increased prepayments to vendors to secure supply and price of certain products. Customer prepayments also increased significantly at the end of fiscal 2008, reflecting our customers' desire to secure product and their availability of cash resulting from higher commodity prices realized in fiscal 2008.

  •
  We have been growing our retail business by leveraging our size and leading market share across North America. During fiscal 2008, we completed the acquisition of four businesses and paid $8.7 million in purchase price. Immediately following the announcement of the Merger Agreement, UAP suspended business acquisition activity.

  •
  In the fourth quarter of fiscal 2008, we incurred $2.9 million of costs related to the Tender Offer as well as $2.7 million of additional incentive-based compensation expense resulting from certain compensation being paid in cash instead of grants of stock-based awards. If stock-based awards would have been granted, as was customary in prior years, the expense would have been recorded over the vesting period of the awards. However, because the cash awards have no vesting period, we recognized all of the expense in fiscal 2008.

  •
  During fiscal 2007, we completed 11 acquisitions. Nine of the acquisitions, including Terral, Boettcher, and AGSCO, were completed during our third and fourth quarters of fiscal 2007. These businesses, like our business, complete most of their sales in the first and second quarters. Correspondingly, our fiscal 2008 results reflect a full year of operations for these acquisitions, whereas in most cases fiscal 2007 results do not reflect any significant benefit from their sales and corresponding gross margin, but do reflect additional associated fixed expenses.

  •
  In October 2007, United Agri Products amended the senior secured credit facility to, among other things, increase its senior secured term loan facility by $225 million to a total of $400 million. Proceeds from the increase were used to pay down the outstanding balance under United Agri Products' revolving credit facility and to pay related fees and expenses.

Results of Operations

Analysis of Consolidated Statements of Earnings
(in thousands, except share data)

				Percent Change
	Fiscal Year 2008	Fiscal Year 2007	Fiscal Year 2006	FY'08 vs. FY'07	FY'07 vs. FY'06
Net sales	$3,411,416	$2,854,108	$2,727,789	19.5%	4.6%
Cost of goods sold	2,930,687	2,469,648	2,337,710	18.7%	5.6%

Gross profit	480,729	384,460	390,079	25.0%	(1.4)%
Selling, general and administrative expenses	329,844	270,958	273,023	21.7%	(0.8)%
Royalties, service charges and other (income) and expenses	(32,561)	(28,439)	(29,128)	14.5%	(2.4)%

Operating income	183,446	141,941	146,184	29.2%	(2.9)%
Interest expense	45,167	37,768	37,340	19.6%	1.1%
Finance related and other charges	3,358	48,270	330	NM	NM

Income before income taxes	134,921	55,903	108,514	141.3%	(48.5)%
Income tax expense	53,366	22,449	42,137	137.7%	(46.7)%

Net income	$81,555	$33,454	$66,377	143.8%	(49.6)%

Earnings per share:
Basic earnings per share	$1.57	$0.66	$1.31	137.9%	(49.6)%
Diluted earnings per share	$1.53	$0.64	$1.27	139.1%	(49.6)%
NM = not meaningful
Effective tax rate	39.6%	40.2%	38.8%
Comparisons as a percent of net sales:
Gross margin	14.1%	13.5%	14.3%
Selling, general and administrative expenses	9.7%	9.5%	10.0%
Operating income	5.4%	5.0%	5.4%

Fiscal 2008 Compared to Fiscal 2007

        Net Sales.    Sales increased 19.5% to $3,411.4 million in fiscal 2008, compared to $2,854.1 million in fiscal 2007. Sales of proprietary chemical and seed products were 17.1% of total chemical and seed sales in fiscal 2008, compared to 15.0% in fiscal 2007.

        Sales of chemicals increased to $1,800.6 million in fiscal 2008, from $1,651.4 million in fiscal 2007. Acquired businesses contributed approximately $117 million of retail chemical sales, some of which were offset by lost wholesale sales as some of our acquisitions were former wholesale customers. In addition to the effect of acquisitions, sales of herbicides increased in fiscal 2008, from the comparable period in fiscal 2007, primarily due to increased sales of glyphosate herbicides, resulting from increased adoption of glyphosate tolerant corn and the effect of dealers purchasing product in late fiscal 2008 in anticipation of short supply for fiscal 2009. Fungicide sales increased as a result of acquisitions and increased applications for general plant health. Insecticide sales decreased due to the lack of insect pressure and the adoption of insect resistant corn seed to protect from corn rootworm, resulting in less insecticides used at planting time.

        Sales of fertilizer increased to $1,036.6 million in fiscal 2008, from $707.8 million in fiscal 2007. Acquired businesses contributed approximately $59 million of additional fertilizer sales in fiscal 2008. In addition, fiscal 2008 sales were higher because of increases in volumes sold, primarily resulting from growers switching their planted acreage to corn from soybeans in the Midwest. Favorable weather conditions and higher commodity prices also supported increased applications. Increases in per ton selling price also contributed to the increase in fiscal 2008.

        Sales of seed increased to $474.9 million in fiscal 2008, from $410.8 million in fiscal 2007. Acquired businesses represented approximately $33 million of the increase. Sales of corn seed increased in fiscal 2008, primarily as a result of volume growth in third party and proprietary brands, higher prices, and increased sales of seed with enhanced traits. Sales of wheat and soybean seed also increased in fiscal 2008, while sales of cotton seed decreased as farmers shifted away from cotton acreage to corn and other crops. Although soybean planted acres were lower in fiscal 2008 than in fiscal 2007, the effect of acquisitions as well as double crop planting in some areas of the South resulted in increased sales.

        Other sales increased to $99.3 million in fiscal 2008, from $84.1 million in fiscal 2007, due to acquired businesses, and additional transportation and warehousing revenue.

        Cost of Goods Sold.    Cost of goods sold was $2,930.7 million in fiscal 2008, compared to $2,469.6 million in fiscal 2007. Gross profit was $480.7 million in fiscal 2008, compared to $384.5 million in fiscal 2007. Gross margin (gross profit as a percentage of net sales) was 14.1% for fiscal 2008, compared to 13.5% for fiscal 2007. The increase in gross profit was primarily a result of increased sales of higher-margin proprietary chemical products, higher fertilizer volumes with better unit profits, higher sales of corn seed with better unit margins across our seed business, and the effect of acquired businesses.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased to $329.8 million (9.7% of sales) in fiscal 2008, from $271.0 million (9.5% of sales) in fiscal 2007. The increase in expenses was due to the additional expenses from our acquired businesses, higher incentive-based compensation commensurate with our Company's performance, and higher stock-based compensation expense. As a result of restrictions on stock-based awards in the Tender Offer, our incentive-based compensation for fiscal 2008 includes $2.7 million of additional expense resulting from certain compensation being paid in cash instead of grants of stock-based awards. If stock-based awards would have been granted, as was customary in prior years, the expense would have been recorded over the vesting period of the awards. However, because the cash awards have no vesting period, we recognized all of the expense in fiscal 2008. Higher fuel costs and maintenance costs for our buildings and equipment also contributed to the increase.

        Royalties, Service Charges and Other Income and Expenses.    These items include royalty income generated by our proprietary products group, service charge income paid by customers who do business with us on terms, as well as other items. Other income increased to $32.6 million in fiscal 2008, up from $28.4 million in fiscal 2007, primarily due to higher customer service charge income associated with higher sales, a higher percentage of receivables which incurred service charges, and higher royalties from increased sales of certain products in our proprietary products group.

        Interest Expense, Net.    Interest expense increased to $45.2 million in fiscal 2008, from $37.8 million fiscal 2007. The increase was due to higher interest expense resulting from increased short-term borrowings related to our acquisition activity and increased working capital needs as well as higher long-term debt outstanding due to our add-on to the term loan.

        Finance Related and Other Charges.    Finance related and other charges of $3.4 million in fiscal 2008 primarily relate to costs incurred in connection with the Tender Offer. Finance related and other charges in fiscal 2007 were $48.3 million, $47.9 million of which relates to the refinancing of our long-term debt. The remaining $0.4 million relates to the secondary offerings of our common stock completed during fiscal 2007.

        Income Taxes.    The effective income tax rate was 39.6% for fiscal 2008, versus 40.2% for fiscal 2007. The lower tax rate for fiscal 2008 was primarily due to higher pre-tax income.

Fiscal 2007 Compared to Fiscal 2006

        Net Sales.    Sales increased 4.6% to $2,854.1 million in fiscal 2007, compared to $2,727.8 million in fiscal 2006. Sales of proprietary chemical and seed products were 15.0% of total chemical and seed sales in fiscal 2007, compared to 14.3% in fiscal 2006.

        Sales of chemicals increased to $1,651.4 million in fiscal 2007, from $1,633.9 million in fiscal 2006. Fiscal 2007 included net chemical sales from acquisition and divestiture activity of $111.3 million. Without sales from acquisitions, sales of chemicals were lower than last year as many of our most productive regions were impacted by drought conditions. These conditions ranged from "severe" to "exceptional" according to the U.S. Drought Monitor, released on August 24, 2006, by the National Drought Mitigation Center. By product line, sales of herbicides increased over fiscal 2006 due to acquisitions. The increase in herbicides included an increase in sales of glyphosate products as higher volumes of glyphosate herbicides more than offset lower end-user unit prices. The increased adoption of Roundup Ready corn also had a negative impact on certain herbicide products. Demand for products that control Asian Soybean Rust was not as strong as fiscal 2006, and as such, sales of fungicides decreased. Sales of insecticides were lower as lighter crop insect pressure and an increased adoption of seed varieties with insect resistance traits decreased demand compared to fiscal 2006. Sales of chemical seed treatments increased as farmers protected their investment in seed.

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

        Sales of seed increased to $410.8 million in fiscal 2007, from $349.3 million in fiscal 2006. The increase was due to volume growth in both third party and proprietary brands of corn, cotton, and soybeans and higher selling prices for corn and cotton seed due to increased sales of seeds with enhanced traits. Higher selling prices were partially offset by competitive pressure on third party branded seed.

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

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased to $271.0 million (9.5% of sales) in fiscal 2007, from $273.0 million (10.0% of sales) in fiscal 2006. The decrease was due primarily to lower incentive compensation, commensurate with company performance, of $20.8 million. This was offset primarily by additional expenses of $19.6 million brought on by our acquisition activity.

        Royalties, Service Charges and Other Income and Expenses.    These items include royalty income, service charge income paid by customers who do business with us on terms, and equity earnings in UAP Timberland when it was an unconsolidated subsidiary in fiscal 2006, as well as other items. Other income decreased to $28.4 million in fiscal 2007, from $29.1 million in fiscal 2006. Equity earnings from UAP Timberland were $(0.4) million in fiscal 2007, compared to $1.9 million in fiscal 2006. Service charge income increased due to additional receivables on hand during the year from increased year to date sales, our acquisition activity, and longer payment terms offered to customers bearing service charges. Royalty income was lower compared to the same period last year due to slower international and domestic sales of products which constitute our royalty stream. Restructuring costs in fiscal 2007 were $0.4 million compared to $1.6 million in fiscal 2006. The restructuring costs that occurred during fiscal 2007 and fiscal 2006 were mainly related to severance expenses and contract termination costs associated with our management reorganization and administrative consolidation announced during the third quarter of fiscal 2006.

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

Seasonality and Quarterly Fluctuations

        Our business is highly seasonal. In general, sales and operating income are highest during the first and second fiscal quarters which represent peak months in the planting and growing seasons of crops in the United States and Canada. Sales are substantially lower during the third and fourth fiscal quarters when we may incur net losses. During the last three years, as a result of the condensed nature of the planting season, more than 70% of our net sales occurred during the first and second fiscal quarters of each year.

        We typically have a build-up of product inventories and accounts payable during the fourth fiscal quarter in anticipation of the peak selling season. Because of our high accounts receivable balances and payments to suppliers for inventory sold during the first and second quarters, our peak borrowing usually occurs during the third quarter. Our peak accounts receivable collections and advances from customers typically occur in the third and fourth fiscal quarters following the harvest of our customers' annual crops.

        The following tables present certain quarterly data for fiscal 2008 and fiscal 2007. We have included income statement and balance sheet data as well as sales by product category for the most recent eight fiscal quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts. In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data. The following items which affected our quarterly results should be noted:

  •
  In the second and third quarters of fiscal 2008, we acquired four businesses. During fiscal 2007, we completed 11 acquisitions, nine of which were completed during the third and fourth quarters of fiscal 2007. These businesses, like our business, complete most of their sales in the first and second quarters. Correspondingly, our fiscal 2008 results reflect a full year of operation for these acquisitions, whereas in most cases fiscal 2007 results do not reflect any significant benefit from their sales and gross margin, but do reflect additional associated fixed expenses.

  •
  During the second fiscal quarter of 2007, we refinanced our existing revolving credit facility and entered into a new senior secured credit facility. During the same period we also completed tender offers and consent solicitations for the 10 3/4% Senior Discount Notes due 2012 issued by UAP Holding Corp. and the 8 1/4% Senior Notes due 2011 issued by United Agri Products, Inc. (collectively, the "Senior Notes"). As a result, the second fiscal quarter of 2007 included a $30.0 million after-tax charge due to the refinancing.

  •
  In the third quarter of fiscal 2008, we amended the senior secured credit facility to, among other things, increase its senior secured term loan facility by $225 million to a total of $400 million. Proceeds from the increase were used to pay down the outstanding balance under United Agri Products' revolving credit facility and to pay related fees and expenses.

  •
  In the fourth quarter of fiscal 2008, we incurred $2.9 million of costs related to the Tender Offer as well as $2.7 million of additional incentive-based compensation expense resulting from certain compensation being paid in cash instead of grants of stock-based awards. If stock-based awards would have been granted, as was customary in prior years, the expense would have been recorded over the vesting period of the awards. However, because the cash awards have no vesting period, we recognized all of the expense in the fourth quarter of fiscal 2008.

  •
  Quarterly results of fiscal 2008, as compared to those in fiscal 2007, were impacted by differences in the timing of vendor rebates. In fiscal 2008, vendors were supplying more timely information, better definition of criteria for earning rebates, and improved communication of local area programs, all resulting in our ability to recognize rebates earlier in the year. As a result of this, we believe that rebates in the fourth quarter of fiscal 2008 were approximately $9 million lower as compared to the fourth quarter of fiscal 2007.

        Due to the seasonal nature of the agricultural inputs industry, the results of any one or more fiscal quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends.

	Fiscal Quarter 2008				Fiscal Quarter 2007
Statement of Income Data
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(in thousands)
Net sales	$1,605,018	$862,532	$497,773	$446,093	$1,398,023	$767,792	$375,728	$312,565
Gross profit	240,001	138,157	57,016	45,555	185,649	108,346	40,621	49,844
Operating income (loss)	150,326	68,759	(16,631)	(19,008)	104,023	50,057	(9,946)	(2,193)
Net income (loss)	87,683	35,019	(19,014)	(22,133)	58,316	(4,298)	(13,151)	(7,413)
Net sales % of total fiscal year	47.0%	25.3%	14.6%	13.1%	49.0%	26.9%	13.2%	11.0%
Gross profit % of total fiscal year	49.9%	28.7%	11.9%	9.5%	48.3%	28.2%	10.6%	13.0%
Operating income (loss) % of total fiscal year	82.0%	37.5%	(9.1)%	(10.4)%	73.3%	35.3%	(7.0)%	(1.5)%
Net income (loss) % of total fiscal year	107.5%	42.9%	(23.3)%	(27.1)%	174.3%	(12.8)%	(39.3)%	(22.2)%
Balance Sheet Data
Cash and cash equivalents	$13,049	$12,079	$23,310	$51,792	$29,800	$7,249	$35,405	$19,506
Total receivables, net	1,280,852	1,061,679	772,465	349,904	1,131,516	943,188	724,930	338,229
Inventories	793,749	613,003	684,087	1,063,480	714,215	570,648	599,474	883,033
Vendor prepayments	10,558	30,135	40,864	146,100	9,833	13,725	12,950	64,700
Customer prepayments	52,086	30,334	81,697	435,394	55,891	23,297	65,818	296,824
Trade payables	1,381,941	905,789	592,960	585,963	1,352,900	1,005,007	662,896	629,808
Short-term debt	313,278	402,484	293,879	114,006	133,784	191,765	373,615	184,739
Long-term debt	171,953	171,515	393,828	392,812	175,347	174,952	172,828	172,390
Net working capital	228,162	255,797	441,661	413,214	227,391	219,530	193,518	150,039

	Fiscal Quarter 2008				Fiscal Quarter 2007
Net Sales by Product Category
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(in thousands)
Chemicals	$732,034	$609,416	$233,700	$225,507	$713,949	$566,813	$218,279	$152,399
Fertilizer	480,127	198,665	209,467	148,306	334,330	156,471	116,180	100,771
Seed	357,577	27,057	32,216	58,036	321,615	21,601	19,319	48,247
Other	35,280	27,394	22,390	14,244	28,129	22,907	21,950	11,148

Total	$1,605,018	$862,532	$497,773	$446,093	$1,398,023	$767,792	$375,728	$312,565

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
  the adequacy of available borrowings;

  •
  dividend payments;

  •
  capital expenditures;

  •
  acquisitions; and

  •
  the ability to attract long-term capital with satisfactory terms.

        Our principal liquidity requirements are for working capital; capital expenditures; debt service; and dividends on our common stock. We currently finance and expect to continue to finance these activities through cash flows from operations and from amounts available under our senior secured credit facility described in "Credit Facility and Other Long-Term Debt" below. If the Tender Offer and Merger are not completed, we may also require availability of funds for future acquisition activity. Based on the amount of future acquisition activity, we may need to seek other financing alternatives, including possible debt or equity financings.

        Together, our cash balances, other liquid assets, projected operating cash flows, access to debt and equity capital markets, and borrowing capacity are expected to provide adequate resources to fund capital expenditures, debt service payments, acquisition activity and our intended dividend payments on our common stock. If our cash flows from operating activities are not sufficient to fund dividend payments at intended levels, we will need to reduce or eliminate dividends or, to the extent we are permitted to do so under our debt agreements, fund dividends with borrowings or from other sources. If we use working capital or permanent borrowings to fund dividends, we will have less cash available for future dividends and other purposes, which could negatively impact our financial condition, our results of operations, and our ability to maintain or expand our business. Additionally, our senior secured revolving credit facility will mature in 2011 and our term loan facility will mature in 2012. If the Tender Offer and Merger are not completed, and we are unable to refinance any such existing or future indebtedness prior to its stated maturity, we will be required to use cash to repay such indebtedness, and we may not have sufficient cash available to us at that time. Even if we have sufficient cash, such a repayment would sufficiently decrease the amount of cash, if any, that is available to pay dividends.

Historical Cash Flows

        Operating Activities.    Cash flows (used in) provided by operating activities totaled ($17.7) million in fiscal 2008, $36.1 million in fiscal 2007, and $62.1 million in fiscal 2006. Included in fiscal 2008 are cash outflows for the $177.7 million increase in inventory, the $81.0 million increase in vendor prepays, and the $43.8 million decrease in accounts payable, all of which were attributable to securing early inventory positions in certain fertilizer and chemical products to mitigate the tight supply and rising prices. Partially offsetting these were inflows from $81.6 million of net income and a $137.2 million increase in customer prepayments as customers with available cash made deposits to secure product for fiscal 2009.

        Fiscal 2007 operating cash flows were impacted by an increase in accounts receivable of $25.1 million and inventories of $96.0 million. These items were only partially offset by a $50.2 million increase in accounts payable, customer prepayments accrued liabilities, and non-current liabilities. Accounts receivable increased due to increased sales, specifically in the area of seed, an increase in customers with extended terms, as well as our acquisition activity. Inventory increased due to acquisition activity. Increased stock of certain herbicide and insecticide chemical products caused by lower than expected sales also contributed to the inventory increase at year-end. The increase in accounts payable is due to our acquisition activity and working capital initiatives. In addition, fiscal 2007 net cash flow provided by operations was driven by net income of $33.5 million, as well as premiums paid to tender our notes payable of $31.7 million and debt issue costs which were written off due to the refinancing of $16.0 million.

        Fiscal 2006 net cash flows provided by operations were driven by net income of $66.4 million and a reduction of prepayments to suppliers of $79.2 million. Cash flow benefits in fiscal 2006 were partially offset by uses of cash primarily due to increases in inventory purchases and accounts receivable of $(36.5) million and $(53.1) million, respectively.

        Investing Activities.    Cash flows used in investing activities totaled $42.3 million in fiscal 2008, $97.8 million in fiscal 2007, and $15.2 million in fiscal 2006. Additions to property, plant and equipment were $24.4 million in fiscal 2008, with the majority of spending for expansion and infrastructure improvements. During fiscal 2008, our largest projects included a fertilizer terminal in Plymouth, WA and a warehouse consolidation project in Attica, OH. In fiscal 2008 we acquired four businesses for a total purchase price of $8.7 million. In addition, during fiscal 2008, we paid $6.5 million for additional purchase price related to acquisitions completed in prior years. The majority of our capital spending relates to expansion, cost reduction, and infrastructure replacement projects.

        Fiscal 2007 cash used for business acquisitions was $82.1 million. Acquisition spending was primarily for the acquisitions of UAP Timberland, Terral, Boettcher Enterprises, and AGSCO. Additions to property, plant and equipment were $23.0 million in fiscal 2007. The majority of our spending relates to expansion, cost reduction, and infrastructure replacement projects. During fiscal 2007, we expanded our fertilizer operations, most notably with a new facility in Covington, Tennessee, and we purchased several locations that we previously leased. Proceeds from the sale of assets were $9.4 million during fiscal 2007, most notably from the sale of some of our retail locations in Western Canada.

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

        Financing Activities.    Cash flows from financing activities were $91.4 million in fiscal 2008, compared to $2.3 million in fiscal 2007, and $(17.1) million in fiscal 2006. In fiscal 2008, we increased our senior secured term loan facility by $225.0 million. We also recognized $16.2 million of excess tax benefits from stock-based compensation arrangements. Cash dividends for fiscal 2008 were $57.5 million and checks not yet presented resulted in cash outflow of $14.8 million. We actively manage our cash balances which results in check float on zero balance accounts. Balances can vary depending on the timing and the amount of checks written.

        Redeeming our senior notes and refinancing our revolving credit facility during fiscal 2007 used cash of $338.9 million. We replaced our senior notes with a new $175.0 million senior secured term loan facility and $183.0 million in additional borrowings from the new senior secured revolving credit facility. Other uses of cash during fiscal 2007 were $38.2 million of cash dividends paid on our common stock and $6.4 million of debt issue costs from the new senior secured credit facility. Other sources of cash included $14.2 million from checks not yet presented and $12.8 million of excess tax benefits from stock-based compensation arrangements.

        Cash flows used in financing activities in fiscal 2006 represent $22.7 million of cash dividends on our common stock, slightly offset by the change in our check float on zero balance accounts compared to fiscal 2006.

Credit Facility and Other Long-Term Debt

        Senior Secured Credit Facility.    In June 2006, United Agri Products refinanced both its revolving credit facility and Senior Notes with borrowings under a new senior secured credit facility. The senior secured credit facility at that time included a six-year $175 million senior secured term loan facility and a five-year senior secured asset based revolving credit facility in an aggregate principal amount of $675 million, including $50 million for letters of credit (jointly referred to hereafter as the "senior secured credit facility").

        In October 2007, United Agri Products amended the senior secured credit facility to, among other things, increase its senior secured term loan facility by $225 million to a total of $400 million. Proceeds from the increase were used to pay down the outstanding balance under United Agri Products' revolving credit facility and to pay related fees and expenses.

        Interest rates with respect to the term loan facility are based on, at United Agri Products' option, (a) LIBOR plus the applicable margin (as defined below) and (b) the base rate, which will be the higher of (i) the rate publicly quoted by The Wall Street Journal as the "base rate on corporate loans posted by at least 75% of the nation's 30 largest banks" and (ii) the Federal Funds rate plus 0.50%, plus the applicable margin. The applicable margin is 2.75% for LIBOR loans and 1.75% for base rate loans.

        The applicable margin for the revolving credit facility is 1.25% for LIBOR advances and 0.00% for base rate advances. The revolving credit facility is secured by a first-priority lien on all accounts, inventory, general intangibles related to accounts and inventory, and all proceeds of the foregoing ("Current Asset Collateral") of UAP Holding Corp. and its subsidiaries, and a second priority lien (subject to certain exclusions and exceptions) on other assets and proceeds of such other assets. The term loan facility is secured by a first-priority lien (subject to certain exclusions and exceptions) in all assets of UAP Holding Corp. and its subsidiaries, and all proceeds thereof other than the Current Asset Collateral, and a second-priority lien in the Current Asset Collateral.

        In connection with the June 2006 refinancing and early extinguishment of the senior notes, the Company recorded a pretax charge to finance related and other charges of approximately $47.9 million for fiscal 2007, all of which were primarily incurred in the thirty-nine weeks ended November 26, 2006. These costs include approximately $31.8 million for debt tender premiums and related transaction costs to acquire the debt and $16.1 million for the write-off of unamortized debt issue costs.

        Availability of the revolving credit facility is subject to a borrowing base formula, which includes availability of an over-advance during certain periods. At February 24, 2008, there was $627.7 million of total borrowing capacity under the revolving credit facility and United Agri Products had aggregate borrowing availability of $502.3 million (after giving effect to $110.0 million of revolving loans outstanding and $15.4 million of letters of credit outstanding under the senior secured credit facility).

        At February 24, 2008, we believe that the permitted distributions available to pay dividends under the restricted payment covenant in our senior secured credit facility were approximately $56.2 million before giving effect to the estimated $12.1 million dividend payment expected to be made on May 15, 2008.

        Due to the seasonal nature of our business, the amount of borrowings outstanding under the senior secured revolving credit facility, all of which are short-term, varies significantly throughout our fiscal year. During the fifty-two weeks ended February 24, 2008, short-term borrowings reached a daily peak of $569.8 million on September 28, 2007. Our average daily short-term borrowings, net of cash, for fiscal 2008, were approximately $352.0 million.

        Our weighted average interest rate on short-term borrowings outstanding was 4.5% and 6.6% at February 24, 2008 and February 25, 2007, respectively.

        Our senior secured credit facility contains certain customary representations, warranties, and affirmative covenants. At February 24, 2008, we were in compliance with all covenants under our senior secured credit facility.

        Senior Notes.    In June 2006, UAP Holding Corp. and United Agri Products, Inc. consummated the tender offers and consent solicitations for the 10 3/4% Senior Discount Notes due 2012 issued by UAP Holding Corp. and the 8 1/4% Senior Notes due 2011 issued by United Agri Products, Inc. (collectively, the "Senior Notes"). The companies accepted for purchase $123.1 million principal amount at maturity of the 10 3/4% Senior Discount Notes (representing 98.5% of the previously outstanding 10 3/4% Senior Discount Notes) and $203.5 million principal amount of the 8 1/4% Senior Notes representing approximately 99.9% of the previously outstanding 8 1/4% Senior Notes. Total consideration paid for the notes tendered plus accrued interest thereon was $120.6 million for the 10 3/4% Senior Discount Notes and $227.2 million for the 8 1/4% Senior Notes. These payments and related expenses were financed through borrowings under the senior secured credit facility.

        Subsequently, UAP Holding Corp. repurchased in brokered market transactions all of the $1.9 million principal amount at maturity of its 10 3/4% Senior Discount Notes due 2012 that had remained outstanding following the closing on June 1, 2006, of the tender offer and consent solicitation. Accordingly, all of the 10 3/4% Senior Discount Notes previously issued and authenticated under the indenture dated as of January 26, 2004, as supplemented (the "Indenture"), between UAP Holding Corp. and The Bank of New York (formerly JPMorgan Chase Bank, N.A.), as trustee (the "Trustee"), had been delivered by UAP Holding Corp. to the Trustee and cancelled. In accordance with Section 11.01 of the Indenture, UAP Holding Corp. satisfied and discharged the Indenture, which satisfaction and discharge was acknowledged by the Trustee on November 24, 2006. Upon satisfaction and discharge, the Indenture ceased to be of further effect (except for certain rights of the Trustee).

        During fiscal 2008, we completed the redemption of the remaining 8 1/4% Senior Notes and discharged our obligations.

Contractual Obligations and Other Commercial Commitments

        As part of our ongoing operations, we enter into arrangements that obligate us to make future payments. The following is a summary of our contractual obligations and other commercial commitments as of February 24, 2008:

	Payments Due in Fiscal Year Ending February
Contractual Obligations:	Total	2009	2010	2011	2012	2013	2014 and beyond
	(in thousands)
Short-term borrowings under revolving credit facility	$110,006	$110,006	$—	$—	$—	$—	$—
Long-term debt (including short-term portion)	396,812	4,000	4,000	4,000	4,000	380,812	—
Interest payments on long-term debt	112,981	25,542	26,705	27,467	26,194	7,073	—
Operating lease obligations	39,883	11,131	10,197	6,510	4,304	3,005	4,736
Other long-term obligations(1)	12,581	40	2,342	2,681	6,446	428	644
Unconditional purchase obligations(2)	23,411	21,811	800	800	—	—	—

Total	$695,674	$172,530	$44,044	$41,458	$40,944	$391,318	$5,380

	Commitments that Expire in Fiscal Year Ending February
Other Commercial Commitments:	Total	2009	2010	2011	2012	2013	2014 and beyond
	(in thousands)
Standby letters of credit	$15,346	$15,346	$—	$—	$—	$—	$—
Guarantees	60	60	—	—	—	—	—
Other commercial commitments(3)	91,952	47,558	22,977	13,216	6,093	1,853	255

Total	$107,358	$62,964	$22,977	$13,216	$6,093	$1,853	$255

(1)
Other long-term obligations primarily consist of interest rate swaps, pension liability, capital leases, and other miscellaneous liabilities, but exclude obligations for uncertain tax positions as the timing of the payments cannot be reasonably estimated. For additional information, refer to Note 9 in "Notes to Financial Statements."

(2)
We enter into unconditional purchase obligation arrangements (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as "take-or-pay" contracts) in the normal course of business to ensure that adequate levels of sourced product are available to us.

(3)
Other commercial commitments include lease obligations cancellable within one year, acquisition earn-outs, employment agreements, bonds, and other potential contract obligations.

        Leases.    We lease certain facilities and transportation equipment under agreements that expire at various dates. We expect that in the normal course of business, we will renew or replace necessary leases that expire. Substantially all leases require the payment of property taxes, insurance, and maintenance costs in addition to rental payments. Capital leases are not significant. Rent expense under all operating leases was $57.5 million in fiscal 2008, $45.6 million in fiscal 2007, and $40.0 million in fiscal 2006.

        Included in other commercial commitments in the table above is approximately $64.9 million of potential lease obligations for leases that are cancelable within one year.

        Acquisition Earn-outs.    In addition to the initial consideration for our acquisitions, certain acquisition agreements contain performance based earn-out clauses. These contingent earn-outs amount to a maximum payment of $3.0 million in a given year and an aggregate maximum payment of $4.6 million. Any contingent earn-out payment made would be accounted for as additional purchase price and would likely increase goodwill. At February 24, 2008, goodwill includes $0.4 million related to payment and $1.4 million for accrual of these earn-outs.

        Employment Agreements.    In May 2007, the Company entered into agreements with certain officers and key employees to provide certain benefits in the event of a "change in control," as such term is defined in these agreements, and the occurrence of certain other events. If during the two-year period following a change of control, such officer or key employee's employment with the Company is terminated, either by the Company without "cause" or by the employee for "good reason", as such terms are defined in these agreements, then within 30 days of such termination the Company will pay these officers and employees a pro rata target bonus, any accrued vacation pay and between one and two times their annual base salary and target bonus, depending on the employee. In addition, the Company will pay for the continuation coverage under the Company's health care plans for up to 18 months following the date of termination. These agreements were amended and restated in December 2007 to reflect certain technical changes as a result of guidance from the Internal Revenue Service on deferred compensation. The annual base salary and annual cash bonus portion of the agreements would aggregate approximately $11 million at the rate of compensation in effect at February 24, 2008.

        Legal Matters.    In some cases, third parties (including government reimbursement funds and insurers) may contribute to the costs of cleanup at certain sites. ConAgra has agreed to provide us with a partial reimbursement of costs that we may incur relating to any cleanup requirements due to environmental conditions at our Greenville, Mississippi facility prior to our purchase of the site from them in November, 2003. On October 14, 2002, December 23, 2002, and December 31, 2002, three separate lawsuits were filed in the Circuit Court of Washington County, Mississippi against our subsidiary, Platte Chemical Company ("Platte"), and certain former employees of Platte, relating to alleged releases from Platte's Greenville, Mississippi facility. The plaintiffs in such suits are seeking compensation for alleged personal injury and property damage. In connection with the Acquisition, ConAgra agreed to partially reimburse us, subject to a cap, for fees and expenses we incur in connection with such lawsuits. Subsequent to November 23, 2003, another lawsuit not covered by the ConAgra cost sharing agreement was filed in the Circuit Court of Washington County, Mississippi against us, which lawsuit relates to the same alleged releases from the Greenville, Mississippi facility. While discovery in the Greenville litigations is not yet complete, based on information available to us at this time we do not believe that such litigations, if adversely determined, would have a material adverse effect on our business, financial condition, cash flows, results of operations, or liquidity.

        We are a party to a number of lawsuits and claims arising out of the operation of our businesses. We believe the ultimate resolution of such matters should not have a material adverse effect on our financial condition, cash flows, results of operations, or liquidity.

Pension and Postretirement Benefits

        We have a management incentive plan for key officers and employees, based on growth, profitability, individual performance of each operating center and key performance metrics, including overall company operating performance. We maintain the United Agri Products, Inc. Retirement Income Savings Plan. Participants who meet certain eligibility requirements may make contributions and may receive company matching and discretionary contributions under this plan. United Agri Products Canada, Inc. ("UAP Canada"), one of our subsidiaries, currently has two retirement plans for employees of UAP Canada. One plan is an optional defined contribution plan. The second is a defined benefit plan. They are eligible to participate in these plans after completing one year of service. There is no defined benefit pension plan for U.S. employees.

        Refer to Note 16. (Employee Benefit Plans) in Notes to Financial Statements for additional information.

Capital Expenditures

        Capital expenditures were $24.4 million for fiscal 2008, compared to $23.0 in fiscal 2007, and $16.2 million in fiscal 2006. During fiscal 2008, we completed various projects related to the acquisitions, expansion, especially within our fertilizer operations, and infrastructure improvements, primarily within our warehouse and distribution facilities. The largest projects completed during the year include a fertilizer terminal in Plymouth, Washington and a fertilizer terminal and warehouse consolidation project in Attica, Ohio. During fiscal 2007, we completed various projects related to the expansion of our business totaling approximately $7.8 million, while the remaining spending was for cost reduction, infrastructure replacement, and computer hardware and software projects. The expansion of a fertilizer blending facility in Covington, Tennessee was the largest expansion project. Our cost reduction spending primarily consisted of the purchase of locations that we previously leased. During fiscal 2006, we completed the expansion of our Mississippi River fertilizer terminal in Quincy, Illinois. We expect we will finance all capital expenditures with cash generated from operations, reductions in working capital, or incremental debt. However, the Merger Agreement limits our ability to make capital expenditures in excess of $1 million without Agrium's consent.

Holding Company

        As a holding company, our investments in our operating subsidiaries, including United Agri Products, constitute substantially all of our operating assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. Our principal source of the cash required to pay our and our subsidiaries' obligations is the cash that our subsidiaries generate from their operations and our borrowings under the senior secured revolving credit facility. Our subsidiaries are separate and distinct legal entities and have no obligations to make funds available to us. The terms of the agreements governing our existing indebtedness generally restrict our subsidiaries from paying dividends, making loans or other distributions, and otherwise transferring assets to us. Furthermore, our subsidiaries are permitted under the terms of the senior secured credit facility to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends, or the making of loans by such subsidiaries to us. We cannot assure you that the agreements governing our current and future indebtedness will permit our subsidiaries to provide us with sufficient dividends, distributions, or loans to fund scheduled interest and principal payments on our indebtedness when due. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Dividend Policy

        See the table in Item 5. "Dividend History," which outlines our dividend history.

        We intend to pay quarterly cash dividends on our common stock in fiscal 2009 at an annual rate of $0.90 per share. The Merger Agreement requires us to obtain Agrium's consent before we can increase the rate of our quarterly dividend above $0.225 per share or pay any special dividend.

        On April 18, 2008, our board of directors declared a quarterly dividend on our common stock in the amount of $0.225 per share of common stock. The record date for the dividend payment is May 1, 2008, and the payment date is expected to be May 15, 2008.

        There are no assurances that we will declare or pay any cash dividends in the future. The declaration and payment of future dividends to holders of our common stock is at the discretion of our board of directors and depends upon many factors including our financial condition, earnings, legal requirements, restrictions in our debt agreements, and other factors our board of directors deems relevant. The terms of our senior secured credit facility may also restrict us from paying cash dividends on our common stock under some circumstances. At February 24, 2008, we believe that the permitted distributions available to pay dividends under the restricted payment covenant in our senior secured credit facility were approximately $56.2 million before giving effect to the estimated $12.1 million dividend payment expected to be made on May 15, 2008.

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

Trading Activities

        Use of Derivatives.    In July 2006, in compliance with the terms of our new senior secured credit facility, we entered into two interest rate swaps to manage exposure to changes in cash flows related to changes in the variable interest rate on a portion of our long term debt. Under the terms of the swaps, we will pay a designated fixed rate and receive a variable rate which is based on LIBOR. The rate received is expected to offset the variable rate to be paid on the long term debt which is also based on LIBOR.

        The derivative transactions are designated as cash flow hedges. Since the critical terms of the cash flow hedge match the critical terms of the hedged item, using the critical terms test under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," we have concluded that there is no hedge ineffectiveness as changes in cash flows attributable to the risk being hedged are expected to be offset completely by the changes in the hedging relationship. As such, no gain or loss has been recognized due to hedge ineffectiveness.

        At February 24, 2008, we had two outstanding interest rate swaps with a total notional value of $165 million. These are amortizing swaps and their notional values will decline to $90 million prior to expiration in July 2011. The fair value of the interest rate swaps at February 24, 2008, was $(9.4) million and is classified as "Other non-current liabilities" on the balance sheet. The mark-to-market loss, net of taxes, deferred in accumulated other comprehensive income at February 24, 2008, is $5.8 million.

Critical Accounting Policies and Estimates

        The process of preparing our consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP), requires management to make estimates, judgments, and assumptions that affect the amounts reported and the accompanying note disclosures. The estimates made by management are based on historical experience combined with management's understanding of current facts and circumstances. Management identifies critical accounting estimates as:

  •
  those that require the use of assumptions about matters that are inherently and highly uncertain at the time the estimates are made; and

  •
  those for which changes in the estimates, judgments, or assumptions, or the use of different estimates, judgments, and assumptions could have a material impact on our consolidated results of operations or financial condition.

        Management has discussed the development, selection, and disclosure of critical accounting policies and estimates with the Audit Committee of our board of directors. We believe that our most critical accounting policies and estimates, those which are both important to the portrayal of our financial condition and results of operations and require the most difficult, subjective, complex, or significant judgment on the part of management, are the following:

  •
  Allowance for Doubtful Accounts;

  •
  Inventories;

  •
  Vendor Rebate Receivables: and

  •
  Income Taxes.

        For a discussion of the Company's significant accounting policies, refer to Note 1 in "Notes to Financial Statements."

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

        We estimate uncollectible receivables as a percentage of net sales based on our historical bad debt experience and establish a general reserve accrual as sales are made. Our allowance for doubtful accounts is adjusted based on credit evaluations of specific customer receivables, taking into account a variety of factors, including customer credit worthiness, past payment performance, changes in a customer's ability to meet their financial commitments, and any collateral that we hold. We also make adjustments if additional information or collateral from the customer substantiates the basis for a change. Additionally, some customers may have insurance that is assigned to us in the event of crop disasters and there may also be government disaster payments.

        While we have a large customer base that is geographically dispersed, our business is seasonal, like our customers' businesses, and is based on crop specific planting, growing, and harvesting needs. A decrease in crop yields and/or commodity prices in the markets in which we operate may result in higher than expected uncollectible accounts, and therefore we may need to revise estimates for doubtful accounts. To the extent that our historical credit experience is not indicative of future performance or other assumptions used by management do not prevail, the allowance for doubtful accounts could differ significantly, resulting in either higher or lower future provisions (or credits) for doubtful accounts. Management believes our processes effectively address our exposure for doubtful accounts. However, changes in the economy, industry, or specific customer conditions may require adjustment to the allowance for doubtful accounts recorded by us.

        Inventories.    Inventories consist primarily of chemicals, fertilizer, and seed products purchased from our suppliers, or produced by one of our three facilities, for resale to our customers. We record inventory at the lower of cost or market. Inherent in our criteria for valuing inventory at the lower of cost or market are certain significant management judgments and estimates including, among others, evaluating market prices in volatile commodity markets and determining the impact of obsolete or slow-moving inventory on inventory values. We maintain perpetual inventory systems, which we reconcile to physical counts at each location periodically.

        We account for rebates and prepay discounts as a reduction of the prices of the suppliers' products. At February 24, 2008, and February 25, 2007, our inventory included reductions of $22.3 million and $13.8 million, respectively, for rebates and prepays discounts paid on purchases which had not yet been sold and therefore were unearned.

        Vendor Rebate Receivables.    We receive vendor rebates, primarily from our chemical and seed suppliers. Most rebates are covered by binding agreements and published programs. Other rebates can be open-ended, subject to future definition or revision. Rebates earned are generally based on achieving targeted sales, purchases, volume tiers, sales growth, or market share growth rates.

        Rebates typically cover performance during the crop year, which is based on planting, growing, and harvesting cycles. This may differ from our fiscal year. The crop year for fiscal 2008 began as early as September 2006 and ended as late as December 2007, depending on the product. Because of the timing of the crop year relative to our fiscal year and because most of our vendor programs are typically not multi-year programs, the rebate income earned and recognizable for the crop year ended during the current fiscal year will largely be received and recorded by our fiscal year-end. Since we estimate rebates earned from our vendors throughout the year, changes in estimates can impact our margin percentages by quarter.

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

        Income Taxes.    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.

        The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefit of uncertain tax positions are recorded in our financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities. Any tax benefit recorded for uncertain tax positions is measured at the amount at which the Company believes has a greater than 50% probability of being sustained. When facts and circumstances change, we reassess these probabilities and record any changes in the financial statements as appropriate. FASB No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), effective for the Company for fiscal year 2008, sets out the framework by which such judgments are to be made. FIN 48 was adopted for fiscal year 2008. The impact of adoption of FIN 48 is discussed in Note 9 in "Notes to Financial Statements."

New Accounting Pronouncements

        Information regarding new accounting pronouncements is included in "Notes to Financial Statements," primarily in Note 2.

Off-Balance Sheet Arrangements

        We use off-balance sheet arrangements where the economics and sound business principles warrant their use. We periodically enter into operating leases, letters of credit and other contractual arrangements as part of transactions in the ordinary course of our business. For information, see "Contractual Obligation and Other Commercial Commitments" above.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

        Market risks affecting our business are exposure to changes in energy prices, fertilizer product prices, interest rates and foreign currency exchange rates.

        Changes in energy prices have a direct impact on our fuel costs. These price increases impact our supply chain and selling expenses. Based on our historic usage, an approximate $0.12 increase in the annual average per gallon price of fuel would increase our annual fuel expense by $1.0 million. Higher fuel prices also affect our customers such that higher expenses for fuel may reduce the cash or credit available to our customers with which they purchase other products or services from us.

        Our inventory of fertilizer products has price risk related to changes in energy prices and fertilizer global supply and demand patterns. Our revenues and earnings are affected by market prices for these commodities, which prices generally are influenced by a wide range of factors beyond our control. These factors include the weather, the availability and adequacy of supply, demand for these commodities, both locally and globally, government regulation and policies, and general political and economic conditions. Fertilizer is particularly susceptible to price volatility and potential product shortage. Our total fertilizer inventories were $241.6 million and $142.9 million at February 24, 2008, and February 25, 2007, respectively. In order to secure supply and pricing, we sometimes prepay vendors for fertilizer inventory. This fertilizer will be delivered later in the current fiscal year or early in the next fiscal year. In a market where prices are decreasing, our ability to sell our inventory and commitments associated with our vendor prepayments at normal profit margins may be difficult to achieve. Our prepaid fertilizer was $123.8 million and $41.3 million at February 24, 2008, and February 25, 2007, respectively.

        At any given time, we may have significant prepayments from customers related to future sales of our products. When customers give us advances, in exchange for a future discount, or agreed-to-pricing, the advances are included in customer prepayments. These customer prepayments may relate to fertilizer, crop protection chemicals, and seed. Although we strive to maintain inventory levels and/or have purchase orders to fulfill commitments associated with customer prepayments, in a market of short supply or rising prices there is no guarantee that we will achieve normal operating margins on these amounts. Our customer prepayments were $435.4 million and $296.8 million at February 24, 2008, and February 25, 2007, respectively.

        The senior secured credit facility is affected by changes in interest rates. Based upon the amount of our average daily borrowings, including the unhedged portion of the term loan for fiscal 2008, a one percentage point change in the assumed weighted average interest rate on such credit facility would change our annual interest expense by $5.8 million.

        In July 2006, in compliance with the terms of our senior secured credit facility, we entered into two interest rate swaps to manage exposure to changes in cash flows related to changes in the variable interest rate on a portion of our long-term debt. Under the terms of the swaps, we pay a designated fixed rate and receive a variable rate, which is based on LIBOR. The rate received is expected to offset the variable rate to be paid on the long-term debt which is also based on LIBOR. At February 24, 2008, the notional value of the interest rate swaps was $165 million. These notional values of these amortizing swaps will decline to $90 million prior to expiration in July 2011. At February 24, 2008, the fair value of the swaps was $(9.4) million. The fair value of the swap agreements is the estimated amount that we would receive or (pay) to terminate the agreements at the reporting date, taking into account current interest rates and the creditworthiness of the counterparty. If future interest rates continue to decline, the amount of the mark-to-market loss may increase.

        The functional currency for our Canadian subsidiary is the Canadian dollar and our foreign currency risk is primarily related to the exchange rate differential in the Canadian and U.S. dollar. The exchange rate was 0.9878 and 0.8626 at February 24, 2008, and February 25, 2007, respectively. The exchange rate varied between 0.8455 and 1.1038 during fiscal 2008. A one-percentage point change in the exchange rate would have approximately a $0.2 million impact on the balance sheet value at February 24, 2008.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
UAP Holding Corp.
Greeley, Colorado

        We have audited the accompanying consolidated balance sheets of UAP Holding Corp. and subsidiaries (the "Company") as of February 24, 2008 and February 25, 2007, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended February 24, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of UAP Holding Corp. and subsidiaries as of February 24, 2008 and February 25, 2007, and the results of their operations and their cash flows for each of the three years in the period ended February 24, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions on February 26, 2007 in accordance with the Financial Accounting Standards Board's Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 24, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 18, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP Deloitte & Touche LLP
Denver, Colorado April 18, 2008

UAP HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	February 24, 2008	February 25, 2007
ASSETS
Current assets:
Cash and cash equivalents	$51,792	$19,506
Receivables, net (Note 3)	349,904	338,229
Inventories (Note 4)	1,063,480	883,033
Deferred income taxes (Note 9)	29,704	28,046
Vendor prepayments	146,100	64,700
Other current assets	8,703	8,547

Total current assets	1,649,683	1,342,061
Property, plant and equipment (Note 5)	169,339	145,455
Less accumulated depreciation	(47,908)	(35,234)

Property, plant and equipment, net	121,431	110,221
Intangible assets, net (Note 7)	51,040	50,076
Goodwill (Note 6)	49,499	45,138
Deferred income taxes (Note 9)	9,096	4,448
Debt issuance costs, net (Note 8)	9,283	5,445
Other assets	2,048	1,797

Total assets	$1,892,080	$1,559,186

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$585,963	$629,808
Customer prepayments	435,394	296,824
Short-term debt (Note 11)	114,006	184,739
Deferred income taxes (Note 9)	2,127	2,200
Other accrued liabilities	98,979	78,451

Total current liabilities	1,236,469	1,192,022
Long-term debt (Note 11)	392,812	172,390
Deferred income taxes (Note 9)	14,928	17,953
Other non-current liabilities (Notes 10 and 16)	17,446	6,567
Commitments and contingencies (Note 12)
Stockholders' equity: (Note 13)
Common stock, $.001 par value, 90,000,000 shares authorized, 52,702,658 and 51,194,620 issued and outstanding, respectively	53	51
Additional paid-in capital	167,387	138,569
Retained earnings	60,178	27,801
Accumulated other comprehensive income	2,807	3,833

Stockholders' equity	230,425	170,254

Total liabilities and stockholders' equity	$1,892,080	$1,559,186

The accompanying notes are an integral part of the financial statements.

UAP HOLDING CORP.

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except share data)

	Fiscal Year Ended February 24, 2008	Fiscal Year Ended February 25, 2007	Fiscal Year Ended February 26, 2006
Net sales	$3,411,416	$2,854,108	$2,727,789
Costs and expenses:
Cost of goods sold	2,930,687	2,469,648	2,337,710

Gross profit	480,729	384,460	390,079
Selling, general and administrative expenses (Notes 14 and 16)	329,844	270,958	273,023
Royalties, service charges and other income and expenses (Note 15)	(32,561)	(28,439)	(29,128)

Operating income	183,446	141,941	146,184
Interest expense, net	45,167	37,768	37,340
Finance related and other charges (Note 17)	3,358	48,270	330

Income before income taxes	134,921	55,903	108,514
Income tax expense (Note 9)	53,366	22,449	42,137

Net income	$81,555	$33,454	$66,377

Earnings per share:
Basic	$1.57	$0.66	$1.31
Diluted	$1.53	$0.64	$1.27
Cash dividends declared per share of common stock	$0.90	$0.75	$0.6375
Weighted average shares outstanding:
Basic	52,078,318	50,972,368	50,494,690
Diluted	53,238,708	52,469,497	52,252,512

The accompanying notes are an integral part of the financial statements.

UAP HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended February 24, 2008	Fiscal Year Ended February 25, 2007	Fiscal Year Ended February 26, 2006
Operations
Net Income	$81,555	$33,454	$66,377
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	13,639	11,711	11,043
Stock-based compensation	10,898	3,315	792
Amortization of intangibles	8,192	3,033	1,367
Deferred income taxes	(6,966)	(1,193)	(2,207)
Payroll taxes on stock-based compensation	(2,270)	(400)	—
Amortization of debt issuance costs	1,697	2,002	4,400
Write-off of debt issuance costs	—	15,957	—
Premium paid to tender notes payable	—	31,714	—
Accretion of discount on notes	—	—	10,391
Other	607	703	(1,402)
Change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(13,515)	(25,149)	(53,070)
Inventories	(177,742)	(96,029)	(36,473)
Vendor prepay	(80,993)	6,428	79,169
Other operating assets	1,123	340	382
Customer prepayments	137,243	17,586	8,044
Current liabilities and non-current liabilities	8,807	32,606	(26,736)

Net cash (used in) provided by operations	(17,725)	36,078	62,077
Investing
Additions to property, plant and equipment	(24,404)	(23,026)	(16,246)
Acquisitions, net of cash acquired	(8,702)	(82,125)	(1,350)
Additions to purchase price of previous acquisitions	(6,535)	—	—
Addition to other long-lived assets	(4,535)	(2,076)	—
Proceeds from sale of assets	2,358	9,402	2,354
Other	(446)	—	—

Net cash used in investing	(42,264)	(97,825)	(15,242)
Financing
Long-term debt issued	225,000	175,000	—
Net (payments) borrowings on revolving line of credit	(72,983)	182,989	(55)
Dividend and dividend equivalents paid	(57,530)	(38,188)	(22,708)
Excess income tax benefits from stock-based compensation arrangements	16,158	12,791	—
Checks not yet presented	(14,817)	14,160	5,999
Debt issuance costs	(5,535)	(6,374)	(1,297)
Proceeds from common stock options exercised	3,429	844	1,009
Long-term debt redemption and payments	(2,328)	(338,913)	—

Net cash provided by (used in) financing	91,394	2,309	(17,052)

Net effect of exchange rates on cash and cash equivalents	881	(224)	1,181

Net change in cash and cash equivalents	32,286	(59,662)	30,964
Cash and cash equivalents at beginning of period	19,506	79,168	48,204

Cash and cash equivalents at end of period	$51,792	$19,506	$79,168

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$44,059	$36,904	$24,825
Cash paid during the year for income taxes	$37,796	$12,918	$41,178
Cash paid for prior years' accreted discount on notes payable	$—	$20,968	$—
Dividends and dividend equivalents declared but not yet paid	$—	$9,599	$9,528

The accompanying notes are an integral part of the financial statements.

UAP HOLDING CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Common Stock	Additional Paid in Capital	Rabbi Trust	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at February 27, 2005	$50	$109,863	$4,819	$(1,535)	$3,290	$116,487
Dividends	—	—	—	(32,236)	—	(32,236)
Stock-based compensation	—	792	—	—	—	792
Excess income tax benefits from stock-based compensation	—	4,866	—	—	—	4,866
Exercise of stock-based compensation	1	1,008	—	—	—	1,009
Rabbi trust distribution	—	863	(863)	—	—	—
Comprehensive income:
Net Income	—	—	—	66,377	—	66,377
Foreign currency translation adjustment	—	—	—	—	2,444	2,444

Total comprehensive income	—	—	—	66,377	2,444	68,821

Balance at February 26, 2006	$51	$117,392	$3,956	$32,606	$5,734	$159,739

Dividends and dividend equivalents	—	—	—	(38,259)	—	(38,259)
Stock-based compensation	—	3,986	—	—	—	3,986
Payroll taxes on stock-based compensation	—	(400)	—	—	—	(400)
Excess income tax benefits from stock-based compensation	—	12,791	—	—	—	12,791
Exercise of stock-based compensation	—	844	—	—	—	844
Rabbi trust distribution	—	3,956	(3,956)	—	—	—
Comprehensive income:
Net Income	—	—	—	33,454	—	33,454
Cash flow hedges (net of tax of $991)	—	—	—	—	(1,596)	(1,596)
Foreign currency translation adjustment	—	—	—	—	(305)	(305)

Total comprehensive income	—	—	—	33,454	(1,901)	31,553

Balance at February 25, 2007	$51	$138,569	$—	$27,801	$3,833	$170,254

Adoption of FASB Interpretation No. 48	—	—	—	(1,247)	—	(1,247)

Adjusted balance at beginning of fiscal year	51	138,569	—	26,554	3,833	169,007

Dividends and dividend equivalents	—	—	—	(47,931)	—	(47,931)
Stock-based compensation	—	11,503	—	—	—	11,503
Payroll taxes on stock-based compensation	—	(2,270)	—	—	—	(2,270)
Excess income tax benefits from stock-based compensation	—	16,158	—	—	—	16,158
Exercise of stock-based compensation	2	3,427	—	—	—	3,429
Comprehensive income:
Net Income	—	—	—	81,555	—	81,555
Cash flow hedges (net of tax of $2,571)	—	—	—	—	(4,198)	(4,198)
Foreign currency translation adjustment	—	—	—	—	3,172	3,172

Total comprehensive income	—	—	—	81,555	(1,026)	80,529

Balance at February 24, 2008	$53	$167,387	$—	$60,178	$2,807	$230,425

The accompanying notes are an integral part of the financial statements.

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS

Fiscal Years Ended February 24, 2008, February 25, 2007, and February 26, 2006

        Unless the context requires otherwise, all references to "Company," "we," "us," "our," and "UAP" refer specifically to UAP Holding Corp. and its consolidated subsidiaries. Additionally, all references to UAP Holding Corp. refer specifically only to UAP Holding Corp., excluding its subsidiaries, all references to "United Agri Products" refer specifically only to United Agri Products, Inc., and its subsidiaries, and all references to "United Agri Products, Inc." refer specifically to United Agri Products, Inc., excluding its subsidiaries.

1. Description of the Business and Summary of Significant Accounting Policies

        Business.    UAP is the largest independent distributor of agricultural and professional non-crop inputs in the United States and Canada. We market a comprehensive line of products including chemicals, fertilizer, and seed to farmers, commercial growers, and regional dealers. We operate a comprehensive network of approximately 380 distribution and storage facilities, strategically located in major crop-producing areas throughout the United States and Canada, and three formulation plants.

        The predecessor of UAP Holding Corp. was initially formed by ConAgra Foods, Inc. ("ConAgra") through a series of acquisitions, beginning in May 1978. On November 24, 2003, Apollo Management V, L.P. ("Apollo"), and UAP Holding Corp. acquired ConAgra Foods' United States and Canadian Agricultural Products Businesses, excluding its wholesale fertilizer and other international crop distribution businesses, which we refer to as the "Acquisition." On November 29, 2004, we consummated the initial public offering of our common stock, (the "Common Stock Offering") which is traded under the symbol "UAPH" on the NASDAQ Global Select Market.

        Tender Offer.    On December 2, 2007, UAP Holding Corp., Agrium Inc. ("Agrium"), and a subsidiary of Agrium, entered into an agreement and plan of merger ("Merger Agreement") pursuant to which Agrium, through its subsidiary Agrium U.S., Inc., commenced a tender offer on December 10, 2007 ("Tender Offer"), to purchase all the outstanding shares of common stock of UAP Holding Corp. for $39.00 in cash per share. The Merger Agreement provides that following completion of the Tender Offer and assuming certain conditions are satisfied, UAP Holding Corp. will then engage in a merger (the "Merger") with a subsidiary of Agrium, pursuant to which each outstanding share of UAP Holding Corp. common stock not tendered in the Tender Offer will be converted into the right to receive $39.00 in cash. Upon completion of the Merger, UAP Holding Corp. will become a wholly-owned subsidiary of Agrium. Agrium is a leading global producer and marketer of agricultural nutrients, industrial products and specialty products, and a major retailer of agricultural products and services in North and South America.

        The closing of the Tender Offer is subject to the stockholders of UAP Holding Corp. tendering a majority of the outstanding shares of UAP Holding Corp. common stock in the Tender Offer and satisfaction of certain other conditions, including receipt of certain U.S. and Canadian regulatory approvals. On January 18, 2008, the Commissioner of Competition, appointed under the Competition Act of Canada, issued a "no action" letter with respect to the proposed transaction, thereby satisfying one of the closing conditions under the Merger Agreement.

        If the Merger is completed, we expect to cease reporting financial results as a stand-alone company. If the Merger is not completed and the Merger Agreement is terminated under certain circumstances, UAP Holding Corp. may be liable to Agrium for a termination fee of $44 million, plus reimbursement to Agrium of up to $10 million in costs incurred by Agrium in connection with the transactions. If the Merger is not completed due to failure to obtain regulatory approval, subject to

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

Fiscal Years Ended February 24, 2008, February 25, 2007, and February 26, 2006

1. Description of the Business and Summary of Significant Accounting Policies (Continued)

certain conditions, Agrium may be liable to UAP Holding Corp. for a reverse break-up fee of $54 million.

        See Note 20, Subsequent Events for additional information about the Tender Offer.

        Principles of Consolidation.    The consolidated financial statements include our accounts and the accounts of all our wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated. Investments in and the operating results of 50%-or-less owned entities over which we do not have the ability to exercise significant control are accounted for using the equity method of accounting.

        Fiscal Year.    Our fiscal year operates on a 52-week or 53-week period ending on the last Sunday in February. The 52 weeks ended February 24, 2008, will be referred to as "fiscal 2008," the 52 weeks ended February 25, 2007, will be referred to as "fiscal 2007," and the 52 weeks ended February 26, 2006, will be referred to as "fiscal 2006."

        Seasonality.    Our and our customers' businesses are seasonal, based upon the planting, growing, and harvesting cycles. During fiscal years 2006 through 2008, more than 70% of our net sales occurred during the first and second fiscal quarters of each year because of the condensed nature of the planting season. As a result of the seasonality of sales, we experience significant fluctuations in our revenues, income, and net working capital levels. In addition, weather conditions and changes in the mix of crops planted can cause quarterly results to vary.

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

        Receivables and Allowance for Doubtful Accounts.    Our receivables include receivables from customers, less allowances for doubtful accounts, vendor rebates receivable, and miscellaneous receivables. To establish our allowance for doubtful accounts, we evaluate the collectibility of specific accounts receivable based upon a variety of factors, including customer credit worthiness, past payment performance, and collateral that we hold. We adjust the bad debt expense accordingly. We estimate uncollectible receivables based on the historical bad debt experience and establish a general reserve accrual as sales are made. The specific estimates are adjusted when we are aware of changes in a customer's ability to meet their financial commitments. We also make changes when we have additional

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

Fiscal Years Ended February 24, 2008, February 25, 2007, and February 26, 2006

1. Description of the Business and Summary of Significant Accounting Policies (Continued)

information or collateral from the customer that substantiates the basis for a change. Some customers have insurance that may be assigned to us in the event of crop disasters and there may also be government disaster payments.

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

        Vendor Rebate Receivables.    We receive vendor rebates, primarily from our chemical and seed suppliers. Most rebates are covered by binding agreements and published programs. Other rebates can be open-ended, subject to future definition or revision. Rebates earned are generally based on achieving targeted sales, purchases, volume tiers, sales growth, or market share growth rates.

        Rebates typically cover performance during the crop year, which is based on planting, growing, and harvesting cycles. This may differ from our fiscal year. The crop year for fiscal 2008 began as early as September 2006 and ended as late as December 2007, depending on the product. Because of the timing of the crop year relative to our fiscal year and because most of our vendor programs are typically not multi-year programs, the rebate income earned and recognizable for the crop year ended during the current fiscal year will largely be received and recorded by our fiscal year-end. Since we estimate rebates earned from our vendors throughout the year, changes in estimates can impact our margin percentages by quarter.

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

        Inventories.    Inventories consist primarily of chemicals, fertilizer, and seed products purchased from our suppliers, or produced by one of our three facilities, for resale to our customers. We record inventory at the lower of cost or market. Inherent in our criteria for valuing inventory at the lower of cost or market are certain significant management judgments and estimates including, among others, evaluating market prices in volatile commodity markets and determining the impact of obsolete or slow-moving inventory on inventory values. We maintain perpetual inventory systems, which we reconcile to physical counts at each location periodically.

        We account for rebates and prepay discounts as a reduction of the prices of the suppliers' products. At February 24, 2008, and February 25, 2007, our inventory included reductions of $22.3 million and $13.8 million, respectively, for rebates and prepays discounts paid on purchases which had not yet been sold and therefore were unearned.

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

Fiscal Years Ended February 24, 2008, February 25, 2007, and February 26, 2006

1. Description of the Business and Summary of Significant Accounting Policies (Continued)

        Vendor Prepayments.    Prepayments to vendors consist of payments for inventory that has not yet been received. We are able to obtain discounts by prepaying for product and receiving it later, when needed. When the inventory is received, it is valued at cost, which is net of the applicable discount.

        Other Current Assets.    Other current assets include certain prepaid expenses and assets held for sale. If we decide to sell certain long-lived assets and certain criteria are met, including probable sale of the assets within one year, we classify the assets as assets held for sale. These assets are recorded at the lower of their carrying amount or fair value less cost to sell. At February 24, 2008 and February 25, 2007, there were $1.0 million and $1.7 million, respectively, of assets held for sale included in other current assets. During fiscal 2008, we entered into a sale and leaseback agreement for machinery and equipment, previously classified as assets held for sale, totaling $1.5 million. Because the assets were previously written down to their fair value, no gain or loss was recognized on this transaction.

        Property and Equipment.    Property and equipment are recorded at cost and depreciated based on the following estimated useful lives of the assets:

Land improvements	15 years
Buildings	15 - 40 years
Leasehold improvements	1 - 15 years
Machinery and equipment	5 - 10 years
Furniture, fixtures, office equipment, and other	3 - 7 years

        Maintenance and repair costs are charged to expense as incurred. Renewals and improvements that extend the useful lives of assets are capitalized. Gains or losses are recognized upon disposition.

        Impairment of Long-Lived Assets Other than Goodwill.    We periodically evaluate the recoverability of the carrying amount of long-lived assets to be held and used, other than goodwill and purchased intangible assets with indefinite useful lives, whenever events or changes in circumstances indicate the carrying amounts of such assets may not be fully recoverable. We evaluate events or changes in circumstances based on a number of factors including operating results, business plans and forecasts, general industry trends and economic projections, and anticipated cash flows. An impairment exists when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. In that event, an impairment charge is recognized to the extent the carrying value of the asset exceeds its fair value.

        Goodwill.    Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in connection with the business acquisitions plus costs of acquisition. Goodwill is not amortized. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we test goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. We completed our annual goodwill impairment test as of November 25, 2007, and determined that there was no impairment as of that date. We may be subject to earnings volatility if goodwill impairment occurs at a future date.

        Intangible Assets, Net.    Intangible assets consist primarily of assets acquired in our acquisitions and are recorded at their respective fair market values in accordance with SFAS No. 141, "Business Combinations." Our intangible assets consist of finite-lived and indefinite-lived assets. Finite-lived

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

Fiscal Years Ended February 24, 2008, February 25, 2007, and February 26, 2006

1. Description of the Business and Summary of Significant Accounting Policies (Continued)

intangible assets are tested for impairment as noted above under "Impairment of Long-Lived Assets Other than Goodwill" and are amortized based on their estimated useful lives as follows:

EPA registrations	10 years
Customer relationships	10 years
Non-compete agreements	5 - 8 years
Product supply arrangements	3 - 5 years
Other	5 - 10 years

        Trademarks are considered indefinite-lived assets. Indefinite-lived assets are not amortized but tested for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."

        No impairment of intangible assets was recognized in fiscal years 2008, 2007, or 2006.

        Investments in Unconsolidated Affiliates.    Our investment in unconsolidated affiliates consist of investments in which we have a less than 50% ownership. These investments are accounted for using the equity method of accounting and our proportionate share of income resulting from this investment is included in our operating income under "Royalties, service charges and other income and expenses."

        Our investment in unconsolidated affiliates was $0.4 million at February 24, 2008, and $0.1 million at February 25, 2007. Our share of the equity in unconsolidated affiliate earnings was $(0.2) million in fiscal year 2008, $(0.5) million in fiscal year 2007, and $2.6 million in fiscal year 2006.

        In fiscal 2006, our investment in unconsolidated affiliates included a 50% ownership in UAP Timberland, LLC which was accounted for using the equity method of accounting. In March 2006, we purchased the other 50% interest in the joint venture which resulted in this affiliate's financial statements being consolidated beginning in fiscal 2007. See Note 6. Acquisitions and Divestitures for additional information.

        Accounts Payable.    Accounts payable includes payables to our vendors for goods or services we have received. At the end of the crop season, some of our vendors agree to repurchase our inventory that is currently on hand and allow us to repurchase such inventory under new terms, effectively extending our terms to the next crop season.

        Customer Prepayments.    When customers give us advances, in exchange for a future discount or agreed-to-pricing, they are recorded as customer prepayments.

        Other Accrued Liabilities.    Other accrued liabilities include liabilities for expenses, claims incurred but not yet billed, checks not yet presented, and asset retirement obligations, self-insurance reserves and environmental reserves as set forth below. Checks not yet presented represent bank accounts with negative balances due to outstanding checks not yet presented to the bank. We may also provide additional discounts and cash rebates to customers that meet certain target programs, which are accrued in this account.

        Self-Insurance Reserves.    We are self-insured for certain losses and expenses within the retentions of our insurance policies for claims relating to workers' compensation, employee medical, automobile, general and product liability, and crop claims, as well as claims for which we are not insured

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

Fiscal Years Ended February 24, 2008, February 25, 2007, and February 26, 2006

1. Description of the Business and Summary of Significant Accounting Policies (Continued)

("self-insured losses"). We maintain stop loss coverage to limit the exposure that could arise out of such claims. Self-insurance losses for claims filed and claims incurred but not reported are accrued based upon our estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and our historical loss development experience. Our reserves for self-insured losses were $10.4 million on February 24, 2008, and $11.4 million on February 25, 2007. To the extent the projected losses resulting from claims incurred as of February 24, 2008, differ from the actual development of such losses in future periods, our self-insurance reserves could differ significantly, resulting in either higher or lower future self-insurance expenses.

        Environmental Reserves.    Environmental costs, other than those of a capital nature, are accrued at the time the exposure becomes known and costs can reasonably be estimated. Costs are accrued based upon management's estimates of all direct costs, after taking into account reimbursements by third parties. We do not accrue liabilities for unasserted claims that we do not reasonably believe are probable or for which we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loses due to uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other potentially responsible parties, technology, information related to individual sites, and other factors. Our environmental reserves were $2.5 million and $2.6 million as of February 24, 2008, and February 25, 2007, respectively. To the extent the projected future development of losses resulting from environmental claims incurred as of February 24, 2008, differs from the actual development of such losses in future periods, our environmental reserves could differ significantly, resulting in either higher or lower future expense.

        Asset Retirement Obligations.    SFAS No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143") requires us to record an asset and related liability for the costs associated with the retirement of long-lived tangible assets when a legal obligation to retire the asset exists. This includes obligations incurred as a result of the acquisition, construction, or normal operation of a long-lived asset. In March 2005, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 47 ("FIN 47") "Accounting for Conditional Asset Retirement Obligations," providing final guidance that clarifies how companies should account for asset retirement obligations at fair value at the time the liability is incurred. Accretion expense is recognized as an operating expense using the credit-adjusted risk-free interest rate in effect when the liability was recognized. The associated asset retirement obligations are capitalized as part of the carrying amount of the long-lived asset and depreciated over the estimated remaining useful life of the asset. The majority of our asset retirement obligations relate to environmental testing and potential property restoration costs.

        Fair Values of Financial Instruments.    Unless otherwise specified, we believe the carrying amount of financial instruments approximates their fair value.

        Revenue Recognition.    Sales revenue is recognized when the earnings process is complete, which is generally when title and risk of ownership are transferred to our customers. In all cases, we apply the following criteria in recognizing revenue: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable, and collection is reasonably assured. Sales revenue is recognized as the net amount to be received after deducting estimated amounts for discounts, trade allowances, customer rebates, and product returns. Service fee

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

Fiscal Years Ended February 24, 2008, February 25, 2007, and February 26, 2006

1. Description of the Business and Summary of Significant Accounting Policies (Continued)

income and royalty income are recognized when earned and are included in other income. All taxes collected from customers that are remitted to governmental authorities are excluded from revenues.

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

        Income Taxes.    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.

        The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefit of uncertain tax positions are recorded in our financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities. Any tax benefit recorded for uncertain tax positions is measured at the amount at which the Company believes has a greater than 50% probability of being sustained. When facts and circumstances change, we reassess these probabilities and record any changes in the financial statements as appropriate. FASB No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), effective for the Company for fiscal year 2008, sets out the framework by which such judgments are to be made. FIN 48 was adopted for fiscal year 2008. The impact of adoption of FIN 48 is discussed in Note 9.

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

Fiscal Years Ended February 24, 2008, February 25, 2007, and February 26, 2006

1. Description of the Business and Summary of Significant Accounting Policies (Continued)

        Earnings Per Share.    Earnings per share are based on the weighted average number of shares of common stock outstanding during the period as follows:

	Fiscal Year Ended February 24, 2008	Fiscal Year Ended February 25, 2007	Fiscal Year Ended February 26, 2006
	(in thousands, except share data)
Net Income	$81,555	$33,454	$66,377

Weighted average shares of common stock outstanding used in computing basic earnings per share	52,078,318	50,972,368	50,494,690
Net effect of dilutive stock options and restricted stock units	1,160,390	1,497,129	1,757,822

Weighted average shares of common stock used in computing diluted earnings per share	53,238,708	52,469,497	52,252,512

Basic earnings per share	$1.57	$0.66	$1.31
Diluted earnings per share	$1.53	$0.64	$1.27

        Dividends.    Dividends are recorded when declared. In addition to dividends to our stockholders, the restricted stock units that we have granted to eligible employees, management, and members of our board of directors include the right to receive dividend equivalent payments on each RSU that are equal to dividends paid on each share of our common stock.

        Foreign Currency Translation.    The assets and liabilities of our Canadian subsidiary are translated using exchange rates at the balance sheet date. The income statement is translated using average exchange rates for the period. Related translation adjustments are recorded as a component of accumulated other comprehensive income.

        Accumulated Other Comprehensive Income.    Comprehensive income is net income plus certain other items that are recorded directly to shareholders' equity. Amounts included in accumulated other comprehensive income for the Company's derivative instruments are recorded net of the related income tax effects. Deferred taxes are not provided on translation adjustments as the differences between the financial carrying value and tax basis arising from these adjustments are considered essentially permanent in duration under SFAS 109, Accounting for Income Taxes.

        Stock-Based Compensation.    On February 27, 2006, the beginning of fiscal 2007, the Company adopted SFAS 123(R), Share-Based Payments ("SFAS 123(R)") which requires the measurement and recognition of compensation cost for all share-based payment awards made to employees and directors based on the grant date estimated fair value of each award, net of estimated forfeitures, over the employee's requisite service period. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25, Accounting for Stock Issued to Employees ("APB 25") as allowed under SFAS 123, Accounting for Stock Based Compensation ("SFAS 123"). Under the intrinsic value method, no share-based compensation cost related to stock options was recognized in the Company's earnings because the exercise price was at least equal to the market value of the common stock on the grant date.

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

Fiscal Years Ended February 24, 2008, February 25, 2007, and February 26, 2006

1. Description of the Business and Summary of Significant Accounting Policies (Continued)

        The Company elected to use the modified prospective transition method upon adoption of SFAS 123(R), which requires the application of the accounting standard on the first day of the Company's fiscal year 2007. In accordance with this transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

        Hedging Instruments.    We use a limited number of derivative financial instruments to mitigate our interest rate and foreign currency exposure. Derivative instruments are recorded on the consolidated balance sheet at their fair value as either assets or liabilities. To date, our designated hedge transactions have been cash-flow hedges. For cash-flow hedge transactions, the effective portion of the changes in fair value of derivatives are reported as other comprehensive income and are recognized in interest expense in the period or periods during which the hedged transaction effects current earnings. Amounts excluded from the effectiveness calculation and any ineffective portions of the change in fair value of the derivative of a cash-flow hedge are recognized in current earnings. For a derivative to qualify as a hedge at inception and throughout the hedged period, we formally document the nature and relationships between the hedging instruments and hedged items. We also document our risk-management objectives, strategies for undertaking various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of the forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it is later deemed probable that the forecasted transaction will not occur, the gain or loss is recognized in current earnings. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedge instrument and the item being hedged, both at inception and throughout the hedged period. Significant hedges are approved by the board of directors. The company does not use derivative financial instruments for trading or speculative purposes.

2. New Accounting Standards Not Yet Adopted

        Business Combinations and Noncontrolling Interests.    In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), "Business Combinations" ("SFAS 141(R)") and Statement of Financial Accounting Standards No. 160 "Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 141(R) and SFAS 160 significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests. SFAS 141(R) and SFAS 160 are effective for the fiscal years beginning after December 15, 2008. SFAS 141(R) and SFAS 160 are

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

Fiscal Years Ended February 24, 2008, February 25, 2007, and February 26, 2006

2. New Accounting Standards Not Yet Adopted (Continued)

effective prospectively; however, the reporting provisions of SFAS 160 are effective retroactively. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, we will record and disclose business combinations under the revised standards beginning in February 2009.

        Fair Value Option for Financial Assets and Financial Liabilities.    In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. SFAS 159 is effective for the fiscal years beginning after November 15, 2007. The Company does not currently expect to elect to measure any eligible financial instruments at fair value under this guidance.

        Fair Value Measurement.    In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for the fiscal years beginning after November 15, 2007; however, the FASB has agreed to a one-year deferral of the adoption of the SFAS 157 for nonfinancial assets and liabilities. The Company's evaluation of the impact of the adoption of SFAS 157 is ongoing; however, the Company does not expect the impact of SFAS 157 on the Company's financial condition and results of operations to be material. The Company anticipates the primary impact of the standard will be the measurement of fair value in its recurring impairment test calculation for goodwill and the valuation of its derivative financial instruments, and investments held by its pension plan.

        Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.    In June 2007, the FASB ratified Emerging Issues Task Force No. 06-11 "Accounting for the Income Tax Benefits of Dividends on Share-Based Payments Awards" ("EITF 06-11"). EITF 06-11 requires companies to recognize the tax benefits of dividends on unvested share-based payments in equity and reclassify those tax benefits from additional paid-in capital (APIC) to the income statement when the related award is forfeited or no longer expected to vest. The amount reclassified is limited to the amount of the Company's APIC pool balance on the reclassification date. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company is currently reviewing the requirements of this statement and, at this time, we cannot determine the impact, if any, that this statement may have on our business, financial condition, cash flow, results of operations, or liquidity.

        Collaborative Arrangements.    In December 2007, the FASB ratified the Emerging Issues Task Force consensus on EITF Issue No. 07-1, "Accounting for Collaborative Arrangements" ("EITF 07-1") that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for and report on various activities. EITF 07-1 is effective for the Company beginning February 23, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is currently reviewing the requirements of this statement and, at this time, we cannot determine the impact, if any, that this statement may have on our business, financial condition, cash flow, results of operations, or liquidity.

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

Fiscal Years Ended February 24, 2008, February 25, 2007, and February 26, 2006

2. New Accounting Standards Not Yet Adopted (Continued)

        Disclosures about Derivative Instruments and Hedging Activities.    In March 2008, the Financial Accounting Standards Board issued SFAS Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). This standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact, if any, that this statement will have on its disclosures related to hedging activities.

3. Receivables, Net

        Our receivables include receivables from customers, net of allowances for doubtful accounts, vendor rebates receivable, and miscellaneous receivables as follows:

	February 24, 2008	February 25, 2007
	(in thousands)
Receivables and Allowance for Doubtful Accounts:
Receivables from customers	$287,177	$289,160
Allowance for doubtful accounts	(16,397)	(15,735)

Receivables from customers, net	270,780	273,425
Vendor rebates receivable	64,298	47,439
Miscellaneous receivables	14,826	17,365

Total	$349,904	$338,229

4. Inventories

        Inventories are comprised of the following:

	February 24, 2008	February 25, 2007
	(in thousands)
Inventories:
Raw materials and work in process	$21,762	$18,129
Finished goods	1,041,718	864,904

Total	$1,063,480	$883,033

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

Fiscal Years Ended February 24, 2008, February 25, 2007, and February 26, 2006

5. Property, Plant and Equipment

        Property, plant and equipment are comprised of the following:

	February 24, 2008	February 25, 2007
	(in thousands)
Property, Plant and Equipment:
Land	$20,689	$16,594
Buildings and leasehold improvements	80,908	67,057
Machinery and equipment	43,618	34,488
Furniture, fixtures, office equipment and other	20,243	17,774
Construction in progress	3,881	9,542

Total	169,339	145,455
Less: accumulated depreciation	(47,908)	(35,234)

Net property, plant and equipment	$121,431	$110,221

        We recognized an impairment charge of $0.6 million for fiscal 2008 and $0.1 million for fiscal 2006 related to property, plant and equipment. No impairment charge was recognized for fiscal 2007.

6. Acquisitions and Divestitures

        During fiscal 2008, we acquired four retail distribution locations from independent retail distributors and paid $8.7 million in purchase price. The total initial purchase price paid may increase or decrease primarily due to adjustments to working capital made in accordance with contractual provisions.

        During fiscal 2007, we acquired 11 businesses at a total initial purchase price of $82.1 million, net of cash received. We also paid an additional $6.5 million in fiscal 2008, for certain items, primarily customary working capital adjustments, related to prior acquisitions. Our major acquisitions in fiscal 2007 were (a) the first fiscal quarter purchase of the remaining 50% share of our joint venture in UAP Timberland, LLC, (b) the third fiscal quarter purchase of Terral AgriServices, Inc. and certain assets of Terral FarmService, Inc. and Wisner Elevator, Inc., and (c) the fourth fiscal quarter purchase of certain retail and service assets of AGSCO, Inc. and AG Depot, Inc., and certain retail distribution assets of Boettcher Enterprises.

        In addition to the initial consideration for our acquisitions, certain acquisition agreements contain performance based earn-out clauses. These contingent earn-outs amount to a maximum payment of $3.0 million in a given year and an aggregate maximum payment of $4.6 million. Any contingent earn-out payment made would be accounted for as additional purchase price and would likely increase goodwill. At February 24, 2008, goodwill includes $0.4 million related to payment and $1.4 million for accrual of these earn-outs.

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

Fiscal Years Ended February 24, 2008, February 25, 2007, and February 26, 2006

6. Acquisitions and Divestitures (Continued)

        A summary of the estimated fair values of assets acquired and liabilities assumed at the acquisition dates for fiscal 2008 and fiscal 2007 acquisitions are as follows (in thousands):

	Fiscal 2008 Acquisitions	Fiscal 2007 Acquisitions
Acquisitions:
Cash paid in fiscal year ended February 25, 2007	$—	$82,125
Cash paid in fiscal year ended February 24, 2008	8,702	6,535
Accrued earn-outs at February 24, 2008	—	1,385

Total purchase price	$8,702	$90,045

Assets:
Accounts receivable, net	$—	$24,372
Inventories	2,337	55,873
Property, plant and equipment	2,096	10,779
Customer relationships	3,806	16,607
Non-compete agreements	406	3,124
Other	677	1,297

Total assets acquired	9,322	112,052

Liabilities:
Accounts payable	—	(37,822)
Other	(1,624)	(5,328)

Total liabilities assumed	(1,624)	(43,150)

Net assets acquired	$7,698	$68,902

Goodwill at February 24, 2008	$1,004	$21,143

        Had the fiscal 2007 acquisitions occurred at the beginning of fiscal 2007, and fiscal 2006, an estimate of certain pro forma operating results is as follows (in thousands, except share data):

	Fiscal Year Ended February 25, 2007	Fiscal Year Ended February 25, 2006
Revenue	$3,064,048	$3,042,941
Net income	$35,699	$69,660
Earnings per share—Basic	$0.70	$1.38
Diluted	$0.68	$1.33

        During fiscal 2008, we sold a retail location in Washington for total consideration of $2.2 million. During fiscal 2007, we sold a portion of our retail locations in western Canada for total consideration of $7.6 million.

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

Fiscal Years Ended February 24, 2008, February 25, 2007, and February 26, 2006

7. Intangible Assets

        Intangible assets are as follows:

	February 24, 2008			February 25, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Intangible Assets:
Amortizing intangible assets
EPA registrations	$5,450	$(2,316)	$3,134	$5,450	$(1,771)	$3,679
Customer relationships	24,356	(6,505)	17,851	20,851	(1,765)	19,086
Non-compete agreements	6,769	(3,267)	3,502	6,063	(2,177)	3,886
Product supply arrangements	8,534	(1,032)	7,502	4,000	(200)	3,800
Other	5,082	(2,431)	2,651	4,948	(1,723)	3,225

Subtotal	$50,191	$(15,551)	$34,640	$41,312	$(7,636)	$33,676

Non-amortizing intangible assets
Trademarks	14,000	—	14,000	14,000	—	14,000
Other	2,400	—	2,400	2,400	—	2,400

Subtotal	$16,400	$—	$16,400	$16,400	$—	$16,400

Total	$66,591	$(15,551)	$51,040	$57,712	$(7,636)	$50,076

        The fiscal 2008 increase in other identifiable intangible assets is related to the asset purchase of several businesses during the year and product supply arrangements. The customer relationships related to our acquisitions are generally amortized on an accelerated basis, a method that approximates the rate in which the economic benefits of the intangible are utilized. At February 24, 2008, the weighted average period for amortizing intangible assets on a combined basis is 4.1 years.

        The aggregate amortization expense for the fiscal years ended February 24, 2008, February 25, 2007, and February 26, 2006, was $8.2 million, $3.0 million, and $1.4 million, respectively. Based on our intangible asset base on February 24, 2008, we estimate that our total annual amortization expense will be approximately $8.6 million, $7.3 million, $6.5 million, $4.8 million, and $2.9 million for each of the next five fiscal years, respectively.

8. Debt Issuance Costs

        Debt issuance costs are being amortized on a straight-line basis, which approximates the effective interest method, over the terms of the debt to which the costs relate. The related amortization is recognized as interest expense. Our debt issuance costs, net of amortization, were $9.3 million and $5.4 million at the end of fiscal 2008, and fiscal 2007, respectively. Our debt issuance costs at the end of fiscal 2007 consisted of costs associated with United Agri Products' revolving credit facility, United Agri Products' 8 1/4% Senior Notes due 2011 (the "8 1/4% Senior Notes"), and our 10 3/4% Senior Discount Notes due 2012 (the "10 3/4% Senior Discount Notes"). During fiscal 2007, we wrote off $16.1 million of debt issuance costs related to our previous financing arrangement. During fiscal 2008, we added $5.5 million related to the $225 million increase in our term loan.

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

Fiscal Years Ended February 24, 2008, February 25, 2007, and February 26, 2006

9. Income Taxes

        The following table summarizes our income tax provision:

	Fiscal Year Ended February 24, 2008	Fiscal Year Ended February 25, 2007	Fiscal Year Ended February 26, 2006
	(in thousands)
Income tax provision (benefit):
Current:
U.S. federal	$52,161	$18,362	$38,050
U.S. state	4,092	1,933	3,832
Outside United States	4,079	3,347	2,462

Total Current	60,332	23,642	44,344
Deferred:
U.S. federal	(7,428)	(163)	(2,081)
U.S. state	364	(1,066)	(424)
Outside United States	98	36	298

Total Deferred	(6,966)	(1,193)	(2,207)

Total	$53,366	$22,449	$42,137

        The factors which cause our effective tax rate to differ from the U.S. federal statutory rate are as follows:

	Fiscal Year Ended February 24, 2008	Fiscal Year Ended February 25, 2007	Fiscal Year Ended February 26, 2006
	(in thousands)
Factors causing income taxes to differ from U.S. federal statutory rate:
U.S. federal statutory rate	$47,222	$19,566	$37,981
Dividends on shares of stock held in a rabbi trust	—	(101)	(387)
State income taxes	4,456	1,822	3,408
Foreign credits	(396)	(528)	(461)
Non-deductible Tender Offer costs	1,002	—	—
Other	1,082	1,690	1,596

Total	$53,366	$22,449	$42,137

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

Fiscal Years Ended February 24, 2008, February 25, 2007, and February 26, 2006

9. Income Taxes (Continued)

        Deferred tax assets and liabilities have been recorded as follows:

	February 24, 2008	February 25, 2007
	(in thousands)
Deferred income tax balances relate to:
Allowances	$9,360	$8,615
Inventories	10,589	9,868
Accrued expenses	9,529	9,304
Pension and other postretirement benefits	226	259

Total current deferred tax assets	29,704	28,046
Non-current liabilities	231	430
Depreciation and amortization	798	390
Foreign tax credit carryover	—	863
Stock-based compensation	3,685	1,774
Federal tax benefit of state FIN 48 liabilities	820	—
Interest rate swaps (included in accumulated other comprehensive income)	3,562	991

Total long-term deferred tax assets	9,096	4,448

Total deferred tax assets	38,800	32,494

Prepaid expenses	(1,786)	(1,692)
Other	(341)	(508)

Total current deferred tax liabilities	(2,127)	(2,200)
Depreciation and amortization	(2,170)	(3,126)
Basis difference—acquired assets	(12,758)	(14,827)

Total long-term deferred tax liabilities	(14,928)	(17,953)

Total deferred tax liabilities	(17,055)	(20,153)

Net deferred tax assets	$21,745	$12,341

        We adopted the provisions of FIN 48 at the beginning of our current fiscal year, as required. The cumulative effect of adoption was a $1.2 million reduction of retained earnings. At February 25, 2007, the total amount of unrecognized tax benefits, excluding interest, was $4.2 million, all of which would impact the effective tax rate, if recognized. Upon adoption, approximately $4.1 million of the unrecognized tax benefits were reflected in other non-current liabilities.

        Interest and penalties associated with uncertain tax positions are recognized as components of "Income tax expense." The Company's accrual for interest and penalties was $0.3 million upon adoption of FIN 48.

        At February 24, 2008, the total amount of unrecognized tax benefits was $4.3 million, all of which would impact the effective tax rate if recognized. The Company's accrual for interest and penalties was $0.8 million at February 24, 2008. The Company accrued $0.5 million for interest and penalties during fiscal 2008.

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

Fiscal Years Ended February 24, 2008, February 25, 2007, and February 26, 2006

9. Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows (in thousands):

Balance at February 25, 2007	$4,178
Additions based on tax positions related to current year	148

Balance at February 24, 2008	$4,326

        The Company is subject to U.S. federal, state and local income tax audits for fiscal 2004 through fiscal 2008. The Company is also subject to Canadian income tax audits for fiscal 2006 through fiscal 2008. It is reasonably possible that the amount of unrecognized tax benefits could decrease between $1 million and $2 million in the next 12 months due to completion of income tax audits related to the Apollo acquisition of United Agri Products from ConAgra and the expiration of federal and state statute of limitations.

10. Other Non-Current Liabilities

        Hedging Activities.    In July 2006, in compliance with the terms of our new credit facility, we entered into two interest rate swaps to manage exposure to changes in cash flows related to changes in the variable interest rate on a portion of our long term debt. Under the terms of the swaps, we will pay a designated fixed rate and receive a variable rate which is based on LIBOR. The rate received is expected to offset the variable rate to be paid on the long term debt which is also based on LIBOR.

        The hedge transactions are designated as cash flow hedges. Since the critical terms of the cash flow hedge match the critical terms of the hedged item, using the critical terms test under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," we have concluded that there is no hedge ineffectiveness as changes in cash flows attributable to the risk being hedged are expected to be offset completely by the changes in the hedging relationship. As such, no gain or loss due to hedge ineffectiveness has been recognized.

        At February 24, 2008, and February 25, 2007, we had two outstanding interest rate swaps with a total notional value of $165 million. These are amortizing swaps and their notional values will decline to $90 million prior to expiration in July 2011. The fair value of the interest rate swaps is the estimated amount that we would receive or (pay) to terminate the agreements at the reporting date, taking into account current interest rates and the creditworthiness of the counterparty. The fair value of the interest rate swaps at February 24, 2008, and February 25, 2007, was $(9.4) million and $(2.6) million, respectively, and are classified as "Other non-current liabilities" on the balance sheet. The mark-to-market loss, net of taxes, included in accumulated other comprehensive income at February 24, 2008, and February 25, 2007, was $5.8 million and $1.6 million, respectively.

        In fiscal 2008, $0.5 million of accumulated other comprehensive loss was recognized in earnings. No significant gains or losses were transferred from accumulated other comprehensive income and recognized within earnings during fiscal 2007. At February 24, 2008, the amount of accumulated other comprehensive loss expected to be reclassified into earnings within the next 12 months is approximately $3.8 million.

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

Fiscal Years Ended February 24, 2008, February 25, 2007, and February 26, 2006

10. Other Non-Current Liabilities (Continued)

        Asset Retirement Obligations.    We also have asset retirement obligations related to SFAS 143, "Accounting for Asset Retirement Obligations." At each of February 24, 2008, February 25, 2007, and February 26, 2006, the total asset retirement obligations were $0.3 million.

11. Debt

        Senior Secured Credit Facility.    In June 2006, United Agri Products refinanced both its revolving credit facility and Senior Notes with borrowings under a new senior secured credit facility. The senior secured credit facility at that time included a six-year $175 million senior secured term loan facility and a five-year senior secured asset based revolving credit facility in an aggregate principal amount of $675 million, including $50 million for letters of credit (jointly referred to hereafter as the "senior secured credit facility").

        In October 2007, United Agri Products amended the senior secured credit facility to, among other things, increase its senior secured term loan facility by $225 million to a total of $400 million. Proceeds from the increase were used to pay down the outstanding balance under United Agri Products' revolving credit facility and to pay related fees and expenses.

        Interest rates with respect to the term loan facility are based on, at United Agri Products' option, (a) LIBOR plus the applicable margin (as defined below) and (b) the base rate, which will be the higher of (i) the rate publicly quoted by The Wall Street Journal as the "base rate on corporate loans posted by at least 75% of the nation's 30 largest banks" and (ii) the Federal Funds rate plus 0.50%, plus the applicable margin. The applicable margin is 2.75% for LIBOR loans and 1.75% for base rate loans.

        The applicable margin for the revolving credit facility is 1.25% for LIBOR advances and 0.00% for base rate advances. The revolving credit facility is secured by a first-priority lien on all accounts, inventory, general intangibles related to accounts and inventory, and all proceeds of the foregoing ("Current Asset Collateral") of UAP Holding Corp. and its subsidiaries, and a second priority lien (subject to certain exclusions and exceptions) on other assets and proceeds of such other assets. The term loan facility is secured by a first-priority lien (subject to certain exclusions and exceptions) in all assets of UAP Holding Corp. and its subsidiaries, and all proceeds thereof other than the Current Asset Collateral, and a second-priority lien in the Current Asset Collateral.

        In connection with the June 2006 refinancing and early extinguishment of the senior notes, the Company recorded a pretax charge to finance related and other charges of approximately $47.9 million for fiscal 2007, all of which were primarily incurred in the thirty-nine weeks ended November 26, 2006. These costs include approximately $31.8 million for tender premiums and related transaction costs to acquire the debt and $16.1 million for the write-off of unamortized debt issue costs.

        Availability of the revolving credit facility is subject to a borrowing base formula, which includes availability of an over-advance during certain periods. At February 24, 2008, there was $627.7 million of total borrowing capacity under the revolving credit facility and United Agri Products had aggregate borrowing availability of $502.3 million (after giving effect to $110.0 million of revolving loans outstanding and $15.4 million of letters of credit outstanding under the senior secured credit facility).

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

Fiscal Years Ended February 24, 2008, February 25, 2007, and February 26, 2006

11. Debt (Continued)

        At February 24, 2008, we believe that the permitted distributions available to pay dividends under the restricted payment covenant in our senior secured credit facility were approximately $56.2 million before giving effect to the declared May 15, 2008 dividend payment estimated to be $12.1 million.

        Due to the seasonal nature of our business, the amount of borrowings outstanding under the senior secured revolving credit facility, all of which are short-term, varies significantly throughout our fiscal year. During the fifty-two weeks ended February 24, 2008, short-term borrowings reached a daily peak of $569.8 million on September 28, 2007. Our average daily short-term borrowings, net of cash, for fiscal 2008, were approximately $352.0 million.

        Our weighted average interest rate on short-term borrowings outstanding was 4.5% and 6.6% at February 24, 2008 and February 25, 2007, respectively.

        Our senior secured credit facility contains certain customary representations, warranties, and affirmative covenants. At February 24, 2008, we were in compliance with all covenants under our senior secured credit facility.

        Senior Notes.    In June 2006, UAP Holding Corp. and United Agri Products, Inc. consummated the tender offers and consent solicitations for the 10 3/4% Senior Discount Notes due 2012 issued by UAP Holding Corp. and the 8 1/4% Senior Notes due 2011 issued by United Agri Products, Inc. (collectively, the "Senior Notes"). The companies accepted for purchase $123.1 million principal amount at maturity of the 10 3/4% Senior Discount Notes (representing 98.5% of the previously outstanding 10 3/4% Senior Discount Notes) and $203.5 million principal amount of the 8 1/4% Senior Notes representing approximately 99.9% of the previously outstanding 8 1/4% Senior Notes. Total consideration paid for the notes tendered plus accrued interest thereon was $120.6 million for the 10 3/4% Senior Discount Notes and $227.2 million for the 8 1/4% Senior Notes. These payments and related expenses were financed through borrowings under the senior secured credit facility.

        Subsequently, UAP Holding Corp. repurchased in brokered market transactions all of the $1.9 million principal amount at maturity of its 10 3/4% Senior Discount Notes due 2012 that had remained outstanding following the closing on June 1, 2006, of the tender offer and consent solicitation. Accordingly, all of the 10 3/4% Senior Discount Notes previously issued and authenticated under the indenture dated as of January 26, 2004, as supplemented (the "Indenture"), between UAP Holding Corp. and The Bank of New York (formerly JPMorgan Chase Bank, N.A.), as trustee (the "Trustee"), had been delivered by UAP Holding Corp. to the Trustee and cancelled. In accordance with Section 11.01 of the Indenture, UAP Holding Corp. satisfied and discharged the Indenture, which satisfaction and discharge was acknowledged by the Trustee on November 24, 2006. Upon satisfaction and discharge, the Indenture ceased to be of further effect (except for certain rights of the Trustee).

        During fiscal 2008, we completed the redemption of the remaining 8 1/4% Senior Notes and discharged our obligations.

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

Fiscal Years Ended February 24, 2008, February 25, 2007, and February 26, 2006

11. Debt (Continued)

        Total current and long-term debt as of February 24, 2008, and February 25, 2007, consisted of the following:

	February 24, 2008	February 25, 2007
	(in thousands)
Total debt:
Senior Secured Asset Based Revolving Credit Facility	$110,006	$182,989
Term Loan Facility	396,812	174,125
8 1/4% Senior Notes	—	15

Total	506,818	357,129
Less current portion:
Senior Secured Asset Based Revolving Credit Facility	110,006	182,989
Term Loan Facility	4,000	1,750

Total long-term	$392,812	$172,390

        Maturities of debt for each of the five years subsequent to February 24, 2008, are as follows:

Fiscal Year Ending	(in thousands)
2009	$114,006
2010	4,000
2011	4,000
2012	4,000
2013	380,812

Total	$506,818

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

Fiscal Years Ended February 24, 2008, February 25, 2007, and February 26, 2006

12. Commitments and Contingencies

        As part of our ongoing operations, we enter into arrangements that obligate us to make future payments. The following is a summary of our contractual obligations and other commercial commitments as of February 24, 2008:

	Payments Due in Fiscal Year Ending February
Contractual Obligations:	Total	2009	2010	2011	2012	2013	2014 and beyond
	(in thousands)
Short-term borrowings under revolving credit facility	$110,006	$110,006	$—	$—	$—	$—	$—
Long-term debt (including short-term portion)	396,812	4,000	4,000	4,000	4,000	380,812	—
Interest payments on long-term debt	112,981	25,542	26,705	27,467	26,194	7,073	—
Operating lease obligations	39,883	11,131	10,197	6,510	4,304	3,005	4,736
Other long-term obligations(1)	12,581	40	2,342	2,681	6,446	428	644
Unconditional purchase obligations(2)	23,411	21,811	800	800	—	—	—

Total	$695,674	$172,530	$44,044	$41,458	$40,944	$391,318	$5,380

	Commitments that Expire in Fiscal Year Ending February
Other Commercial Commitments:	Total	2009	2010	2011	2012	2013	2014 and beyond
	(in thousands)
Standby letters of credit	$15,346	$15,346	$—	$—	$—	$—	$—
Guarantees	60	60	—	—	—	—	—
Other commercial commitments(3)	91,952	47,558	22,977	13,216	6,093	1,853	255

Total	$107,358	$62,964	$22,977	$13,216	$6,093	$1,853	$255

(1)
Other long-term obligations primarily consist of interest rate swaps, pension liability, capital leases, and other miscellaneous liabilities, but exclude obligations for uncertain tax positions as the timing of the payments cannot be reasonably estimated. See Note 9. Income Taxes for additional information.

(2)
We enter into unconditional purchase obligation arrangements (i.e., obligations to transfer funds in the future for fixed or minimum quantities of goods or services at fixed or minimum prices, such as "take-or-pay" contracts) in the normal course of business to ensure that adequate levels of sourced product are available to us.

(3)
Other commercial commitments include lease obligations cancellable within one year, acquisition earn-outs, employment agreements, bonds, and other potential contract obligations.

        Leases.    We lease certain facilities and transportation equipment under agreements that expire at various dates. We expect that in the normal course of business, we will renew or replace necessary leases that expire. Substantially all leases require the payment of property taxes, insurance, and maintenance costs in addition to rental payments. Capital leases are not significant. Rent expense under

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

Fiscal Years Ended February 24, 2008, February 25, 2007, and February 26, 2006

12. Commitments and Contingencies (Continued)

all operating leases was $57.5 million in fiscal 2008, $45.6 million in fiscal 2007, and $40.0 million in fiscal 2006.

        Included in other commercial commitments in the table above is approximately $64.9 million of potential lease obligations for leases that are cancelable within one year.

        Acquisition Earn-outs.    In addition to the initial consideration for our acquisitions, certain acquisition agreements contain performance based earn-out clauses. These contingent earn-outs amount to a maximum payment of $3.0 million in a given year and an aggregate maximum payment of $4.6 million. Any contingent earn-out payment made would be accounted for as additional purchase price and would likely increase goodwill. At February 24, 2008, goodwill includes $0.4 million related to payment and $1.4 million for accrual of these earn-outs.

        Employment Agreements.    In May 2007, the Company entered into agreements with certain officers and key employees to provide certain benefits in the event of a "change in control," as such term is defined in these agreements, and the occurrence of certain other events. If during the two-year period following a change of control, such officer or key employee's employment with the Company is terminated, either by the Company without "cause" or by the employee for "good reason", as such terms are defined in these agreements, then within 30 days of such termination the Company will pay these officers and employees a pro rata target bonus, any accrued vacation pay and between one and two times their annual base salary and target bonus, depending on the employee. In addition, the Company will pay for the continuation coverage under the Company's health care plans for up to 18 months following the date of termination. These agreements were amended and restated in December 2007 to reflect certain technical changes as a result of guidance from the Internal Revenue Service on deferred compensation. The annual base salary and annual cash bonus portion of the agreements would aggregate approximately $11 million at the rate of compensation in effect at February 24, 2008.

        Legal Matters.    In some cases, third parties (including government reimbursement funds and insurers) may contribute to the costs of cleanup at certain sites. ConAgra has agreed to provide us with a partial reimbursement of costs that we may incur relating to any cleanup requirements due to environmental conditions at our Greenville, Mississippi facility prior to our purchase of the site from them in November, 2003. On October 14, 2002, December 23, 2002, and December 31, 2002, three separate lawsuits were filed in the Circuit Court of Washington County, Mississippi against our subsidiary, Platte Chemical Company ("Platte"), and certain former employees of Platte, relating to alleged releases from Platte's Greenville, Mississippi facility. The plaintiffs in such suits are seeking compensation for alleged personal injury and property damage. In connection with the Acquisition, ConAgra agreed to partially reimburse us, subject to a cap, for fees and expenses we incur in connection with such lawsuits. Subsequent to November 23, 2003, another lawsuit not covered by the ConAgra cost sharing agreement was filed in the Circuit Court of Washington County, Mississippi against us, which lawsuit relates to the same alleged releases from the Greenville, Mississippi facility. While discovery in the Greenville litigations is not yet complete, based on information available to us at this time we do not believe that such litigations, if adversely determined, would have a material adverse effect on our business, financial condition, cash flows, results of operations, or liquidity.

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

Fiscal Years Ended February 24, 2008, February 25, 2007, and February 26, 2006

12. Commitments and Contingencies (Continued)

        We are a party to a number of lawsuits and claims arising out of the operation of our businesses. We believe the ultimate resolution of such matters should not have a material adverse effect on our financial condition, cash flows, results of operations, or liquidity.

13. Equity

        Common Stock.    The company issued common stock to Apollo and to certain members of management upon the acquisition from ConAgra in November of 2003. We consummated our initial public offering of common stock, on November 29, 2004. Prior to the Common Stock Offering, Apollo owned approximately 95% of our outstanding common stock. Following the consummation of the Common Stock Offering, Apollo owned approximately 34% of our outstanding common stock. On March 9, 2006, Apollo sold common stock in a secondary offering pursuant to an existing registration statement. Following this sale, Apollo owned approximately 17% of our outstanding common stock.

        On November 2, 2006, Apollo and employees, including certain members of our management, sold additional shares of our common stock in a secondary offering pursuant to an existing registration statement. Immediately following this sale, Apollo no longer beneficially owned any of our outstanding common stock.

        Rabbi Trust.    We maintained deferred compensation plans ("DCP"), including the 2003 DCP, which provided for the crediting of deferred shares for each executive who entered into a retention agreement at the time of the Acquisition, and the 2004 DCP which provided for the crediting of deferred shares for each member of management who waived the right to receive a portion of their cash bonus for fiscal 2004. Various members of our management were credited with a total of 2,515,122 deferred shares in the 2003 DCP and the 2004 DCP. The rabbi trust was credited with one share of our common stock for each deferred share interest held by the management participants in the 2003 DCP and the 2004 DCP. In connection with the Common Stock Offering, 631,656 shares of our common stock were released from the rabbi trust, and these shares were subsequently sold in the Common Stock Offering. An additional 337,401 shares were released from the rabbi trust and sold during fiscal 2006. During fiscal 2007, the remaining 1,546,065 shares were transferred from the rabbi trust to the recipients and there were no shares of our common stock remaining in the rabbi trust. The shares of common stock that were held by the rabbi trust were issued and outstanding, and therefore participated in dividends and were included in the calculation of the weighted average share computation.

        Dividends.    The Company declared cash dividends of $0.90, $0.75, and $0.6375 per share of common stock in fiscal 2008, fiscal 2007, and fiscal 2006, respectively.

        See Note 20. Subsequent Events regarding subsequent dividends declared.

14. Stock-Based Compensation

        Our stock-based compensation programs include non-qualified stock options, restricted stock units, and deferred compensation. At our annual meeting in July 2007, our stockholders ratified the 2007 Long-Term Incentive Plan (the "2007 LTIP"). At February 24, 2008, our stock compensation programs were in accordance with the equity compensation plans maintained by the Company: the 2007 LTIP, the 2004 Long-Term Incentive Plan (the "2004 LTIP"), the 2003 Stock Option Plan (the "2003 Plan"), the

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

Fiscal Years Ended February 24, 2008, February 25, 2007, and February 26, 2006

14. Stock-Based Compensation (Continued)

2004 Non-Executive Director Stock Option Plan (the "Director Option Plan"), and the Director Deferred Compensation Plan (the "Director DCP"). Awards after July 2007 were made pursuant to the 2007 LTIP. There will be no further awards under each of the 2003 Plan, the 2004 LTIP, and the Director Option Plan.

        Stock Options.    Certain of our employees were granted stock options from our 2003 Plan. This plan provides for the granting of options to our employees, directors, and consultants for the purchase of shares of our common stock. The exercise price, term, and other terms and conditions of the option were determined by our board of directors (or its compensation committee) when the option was granted. Options granted under the plan consist of three tranches, each with different vesting requirements. The award agreements provide for accelerated vesting if there is a "change in control" of the Company. They generally expire eight years after the grant date. All options granted under the plan were granted at fair market value at the date of the grant and have an exercise price of $2.56 per share.

        There were no options granted under the 2003 Plan in fiscal years 2008, 2007, or 2006. At February 24, 2008, the aggregate number of options granted under the 2003 Plan was 3,066,400, and there were 991,558 options vested and outstanding. There were 146,150, 349,639, and 519,516, unvested options as of fiscal year-ends 2008, 2007, and 2006, respectively.

        Prior to fiscal 2006, non-executive members on our board of directors were granted options to purchase shares of our common stock under our Director Option Plan, all of which vested immediately. There were no awards granted under the Director Option Plan during fiscal years 2008, 2007, or 2006. During fiscal years 2008 and 2007, 117,254 and 175,881 options, respectively, were exercised. There were no options exercised in fiscal 2006. At February 24, 2008, there were no outstanding option awards remaining from the Director Option Plan. There were 117,254 and 293,135 options vested and outstanding at February 25, 2007, and February 26, 2006, respectively.

        The changes in the outstanding stock options under the 2003 Plan and the Director Option Plan during the year ended February 24, 2008, are summarized below:

Stock options	Shares subject to option	Weighted- average exercise price per share
Balance at February 25, 2007 (2,161,639 shares vested and exercisable)	2,511,278	$2.56
Granted	—	$—
Exercised	(1,339,958)	$2.56
Forfeited	(33,612)	$2.56

Balance at February 24, 2008 (991,558 shares vested and exercisable)	1,137,708	$2.56

        At February 24, 2008, there was $0.1 million of unrecognized compensation cost related to stock options. The aggregate intrinsic value of outstanding options was $40.9 million and the aggregate intrinsic value of exercisable options was $35.6 million at the end of fiscal 2008. The weighted average remaining contractual life of both outstanding and exercisable options was 3.8 years.

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

Fiscal Years Ended February 24, 2008, February 25, 2007, and February 26, 2006

14. Stock-Based Compensation (Continued)

        In fiscal years 2008, 2007, and 2006, 169,877, 169,877, and 170,814 options vested, respectively. Compensation expense, which is recognized over the vesting period of the stock options and is included in selling, general and administrative expenses, was $0.1 million in each of fiscal years 2008 and 2007.

        The total intrinsic value of options exercised in fiscal years 2008, 2007, and 2006 was $37.3 million, $6.4 million, and $6.9 million, respectively.

        The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS 123(R) to options granted prior to the beginning of fiscal 2007:

Fiscal Year Ended February 26, 2006
(in thousands, except share data)
Net income as reported	$66,377
Add: Total stock-based compensation included in net income, net of tax (represents RSU expense)	792
Less: Total stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(826)

Pro Forma Net Income	$66,343

Basic earnings per share:
As reported	$1.31
Pro Forma	$1.31
Diluted earnings per share:
As reported	$1.27
Pro Forma	$1.27

        Restricted Stock Units.    We granted restricted stock units ("RSUs" or "RSU") to eligible employees, management, and members of our board of directors pursuant to the 2004 LTIP and the 2007 LTIP which are converted into shares of UAP common stock upon vesting. At February 24, 2008, there were 5,495,650 shares available for award grants under the 2007 LTIP.

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

Fiscal Years Ended February 24, 2008, February 25, 2007, and February 26, 2006

14. Stock-Based Compensation (Continued)

        The following is a summary of RSU activity for the years ended February 24, 2008, February 25, 2007, and February 26, 2006:

Restricted Stock Units	Shares subject to option	Weighted- average grant price per share
Balance at February 27, 2005	—	—
Granted	249,575	$15.94
Vested	—	—
Cancelled	(25,525)	$15.94

Balance at February 26, 2006	224,050	$15.94

Granted	528,250	$21.12
Vested	(70,576)	$16.97
Cancelled	(13,917)	$19.43

Balance at February 25, 2007	667,807	$19.85

Granted	864,845	$26.18
Vested	(254,419)	$20.63
Cancelled	(45,859)	$22.36

Balance at February 24, 2008 (all unvested and unexercisable)	1,232,374	$23.91

        At February 24, 2008, there was approximately $16.1 million of unrecognized compensation expense, before taxes and net of estimated forfeitures, related to RSU grants, which will be recognized over a weighted average remaining period of 2.7 years. The aggregate intrinsic value of outstanding restricted stock units at February 24, 2008, was $47.5 million.

        Restricted stock unit awards granted in fiscal years 2006 through 2008 vest over either a three or four year period. The award agreements provide for accelerated vesting if there is a "change in control" of the Company. Compensation expense is recognized over the vesting periods based on the market value of our common stock on the date of the award. Total compensation expense recognized for restricted stock units during fiscal years 2008, 2007, and 2006, was $10.8 million, $3.3 million, and $0.8 million, respectively. Additional paid-in capital is increased as compensation expense is recognized.

        When RSUs vest and are converted to common stock, payroll taxes customary with all compensation are withheld and paid. These taxes are paid by netting the number of shares that an employee receives, as defined in the agreements. During fiscal years 2008 and 2007, there were 86,107 and 20,380 shares, respectively, used for payment of such withholding taxes.

        Deferred Compensation.    We maintain the Director DCP which allows our non-employee directors to elect to defer payment of all or a portion of their fees and have such amounts credited under the plan in the form of deferred shares. Shares awarded under the Director DCP were charged against the share limits of our 2004 LTIP. In fiscal 2007, 4,300 deferred restricted stock units, all of which vested immediately, were issued to certain members of our board of directors at a weighted average grant price per share of $22.18. These shares remain outstanding at February 24, 2008. We recognized compensation expense of $0.1 million for these deferred shares in fiscal 2007.

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

Fiscal Years Ended February 24, 2008, February 25, 2007, and February 26, 2006

15. Royalties, Service Charges and Other Income and Expenses

        Royalties, service charges and other income and expenses consist of the following:

	Fiscal Year Ended February 24, 2008	Fiscal Year Ended February 25, 2007	Fiscal Year Ended February 26, 2006
	(in thousands)
Royalties, service charges and other (income) and expenses:
Service charge income	$(17,145)	$(12,379)	$(8,824)
Royalty income	(9,253)	(8,150)	(11,600)
Gain on sale of assets	(2,275)	(3,042)	(2,007)
Currency transaction loss or (gain)	(857)	10	(594)
Loss (earnings) of unconsolidated affiliates	193	492	(2,612)
Miscellaneous income	(3,224)	(5,370)	(3,491)

Total	$(32,561)	$(28,439)	$(29,128)

        Royalty income is attributable to agreements held by our proprietary products group.

16. Employee Benefit Plans

        Incentive-Based Compensation Plan.    We have a management incentive plan for key officers and employees, based on growth, profitability, individual performance of each operating center and key performance metrics, including overall company operating performance. Amounts charged to expense totaled $22.5 million in fiscal 2008, $0.7 million in fiscal 2007, and $17.2 million in fiscal 2006. These costs exclude related payroll taxes and benefits.

        As a result of restrictions on stock-based awards in the Tender Offer, our incentive-based compensation for fiscal 2008 includes $2.7 million of additional expense resulting from certain compensation being paid in cash instead of grants of stock-based awards. If stock-based awards would have been granted, as was customary in prior years, the expense would have been recorded over the vesting period of the awards. However, because the cash awards have no vesting period, we recognized all of the expense in fiscal 2008.

        Retirement Program for U.S. Employees.    We maintain the United Agri Products, Inc. Retirement Income Savings Plan. Participants who meet certain eligibility requirements may make contributions and may receive company matching and discretionary contributions under this plan. We matched 66.66% of the amount participants elect to contribute to the plan up to 6% of their pay. We have the following additional contribution obligations as part of the plan:

  •
  Annual Retirement and Performance Discretionary Contribution that is allocated among all eligible participants as provided under the terms of the plan. This contribution is subject to approval by the compensation committee of the board of directors.

  •
  Transition Contribution that is allocated annually through 2008 to those eligible participants who were age 50 or greater and had ten or more years of service upon our divestiture from ConAgra.

        Amounts charged to expense for this plan total $7.7 million for fiscal 2008, $4.3 million for fiscal 2007, and $7.0 million for fiscal 2006.

        There is no defined benefit pension plan for U.S. employees.

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

Fiscal Years Ended February 24, 2008, February 25, 2007, and February 26, 2006

16. Employee Benefit Plans (Continued)

        Retirement Program for Canadian Employees.    United Agri Products Canada, Inc. ("UAP Canada"), one of our subsidiaries, currently has two retirement plans for employees of UAP Canada. They are eligible to participate in these plans after completing one year of service. One plan is an optional defined contribution plan. UAP Canada matches 50% of an employee's first 6% of contributions to the plan. For this plan, amounts charged to expense were $0.1 million in each of fiscal years 2008, 2007, and 2006.

        The second plan is a defined benefit plan. UAP Canada is responsible for funding this plan and is currently contributing at a rate of 7.1% of payroll. Benefits are based on years of credited service and average compensation in the last 5 years of service.

        At the beginning of fiscal 2007, we adopted the provisions of FASB Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). SFAS 158 required employers that sponsor one or more defined benefit plans to (i) recognize the funded status of a benefit plan in its statement of financial position, (ii) recognize the gains or losses and prior service costs or credits that arise during the period as a component of other comprehensive income, net of tax, (iii) measure the defined benefit plan assets and obligations as of the date of the employer's fiscal year-end statement of financial position, and (iv) disclose in the notes to the financial statements additional information about certain effects on net periodic cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The adoption of SFAS 158 did not have a material impact on our financial condition, cash flows, results of operations, or liquidity.

        The change in pension benefit costs is as follows:

	Fiscal Year Ended February 24, 2008	Fiscal Year Ended February 25, 2007	Fiscal Year Ended February 26, 2006
	(in thousands)
Components of net periodic pension costs
Service cost	$458	$325	$359
Interest cost	368	262	276
Expected return on plan assets	(324)	(254)	(218)
Other	—	(47)	—

Net periodic pension cost	$502	$286	$417

Assumptions
Discount rate	5.50%	5.25%	5.75%
Expected return on plan assets	6.25%	6.50%	6.50%
Rate of compensation increase	3.50%	3.50%	3.50%

        The expected return on assets represents our best estimate of the long-term rate of return on plan assets applied to the fair value of plan assets. The Company establishes its estimate of the expected rate of return on plan assets based on the fund's target asset allocation, historical returns, and estimated long-term rates of return for each asset class. Estimated rates of return are based on expected returns from fixed income securities which take into account bond yields. An equity risk premium is then applied to estimate equity returns. Differences between expected and actual return are included in actuarial gains and losses.

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

Fiscal Years Ended February 24, 2008, February 25, 2007, and February 26, 2006

16. Employee Benefit Plans (Continued)

        The change in projected benefit obligations, the change in plan assets and the funded status of the plans at February 24, 2008, and February 25, 2007, is as follows:

Obligations and Funded Status	Fiscal Year Ended February 24, 2008	Fiscal Year Ended February 25, 2007
	(in thousands)
Change in projected benefit obligations
Projected benefit obligation at beginning of year	$5,300	$5,074
Exchange rate adjustment	492	(535)
Service cost	458	325
Interest cost	368	262
Actuarial (gain) loss	(475)	310
Benefits paid	(210)	(89)
Curtailment	—	(47)

Projected benefit obligation at end of year	$5,933	$5,300

Change in plan assets
Fair value of plan assets at beginning of year	$4,472	$3,706
Foreign currency exchange rate changes	416	41
Actual return on plan assets	(151)	392
Employer contribution	421	422
Benefits paid	(210)	(89)

Fair value of plan assets at end of year	$4,948	$4,472

Underfunded status	$(985)	$(828)
Unrecognized actuarial loss	190	36

Accrued pension costs	$(795)	$(792)

Assumptions:
Discount rate	5.50%	5.25%
Rate of compensation increase	3.50%	3.50%

        Plan assets are primarily invested in a Canadian mutual fund that invests in equity securities, and corporate and government debt securities. The primary goal of the plan is to provide beneficiaries with a satisfactory level of retirement income at a reasonable cost. The prudent and effective management of the plans' assets will have a direct impact on the achievement of this goal.

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

Fiscal Years Ended February 24, 2008, February 25, 2007, and February 26, 2006

16. Employee Benefit Plans (Continued)

        Plan assets are invested as listed below. Since portions of the plan assets are being actively managed, the actual plan asset mix at any time may deviate from the target allocation. The deviations are within a defined acceptable range.

		Actual Allocation
Plan Assets by Asset Category	Target Allocation	Fiscal Year Ending February 24, 2008	Fiscal Year Ending February 25, 2007
Canadian equity securities	33%	28%	27%
International equity securities	25%	30%	28%
Debt securities	37%	31%	38%
Other	5%	11%	7%

Total	100%	100%	100%

        Expected cash flows are as follows:

Expected Cash Flows	Fiscal Year	Amount
		(in thousands)
Expected employer contributions for fiscal year ending February	2009	$421
Expected benefit payments for fiscal year ending February	2009	193
	2010	201
	2011	215
	2012	245
	2013	265
	Next 5 years	1,546

17. Finance Related and Other Charges

        Finance related and other charges are composed of costs and fees related to the Tender Offer, the refinancing of our revolving credit facility and related financing activities. These charges relate to obtaining funding or the termination of funding or other financial transaction agreements.

	Fiscal Year Ended February 24, 2008	Fiscal Year Ended February 25, 2007	Fiscal Year Ended February 26, 2006
	(in thousands)
Finance related and other charges:
Tender Offer costs	$2,864	$—	$—
Early extinguishment of debt	—	47,852	—
Other	494	418	330

Total	$3,358	$48,270	$330

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

Fiscal Years Ended February 24, 2008, February 25, 2007, and February 26, 2006

18. Business Segment and Related Information

        The Company has one reporting segment, selling agricultural inputs to growers and regional dealers. Net sales and long-lived assets by geographical area are as follows:

	Fiscal Year Ended February 24, 2008	Fiscal Year Ended February 25, 2007	Fiscal Year Ended February 26, 2006
	(in thousands)
Net sales:
United States	$3,340,952	$2,792,330	$2,646,436
Canada	70,464	61,778	81,353

Total	$3,411,416	$2,854,108	$2,727,789

	February 24, 2008	February 25, 2007
Long-lived assets:
United States	$119,976	$109,334
Canada	1,455	887

Total	$121,431	$110,221

        Net sales by product category are as follows:

	Fiscal Year Ended February 24, 2008	Fiscal Year Ended February 25, 2007	Fiscal Year Ended February 26, 2006
	(in thousands)
Net sales by product category:
Chemicals	$1,800,657	$1,651,440	$1,633,862
Fertilizer	1,036,565	707,752	682,137
Seeds	474,886	410,782	349,318
Other	99,308	84,134	62,472

Total	$3,411,416	$2,854,108	$2,727,789

        No single customer accounted for more than one percent of our net sales in each of fiscal 2008, 2007, and 2006. Net sales by geographical area are based on the location of the facility producing the sales. Revenues from the United States include export sales of $10.7 million, $7.5 million, and $7.0 million, respectively, in fiscal years 2008, 2007, and 2006.

        Long-lived assets consist of property, plant and equipment, net of depreciation. Long-lived assets by geographical area are based on location of facilities.

UAP HOLDING CORP.

NOTES TO FINANCIAL STATEMENTS (Continued)

Fiscal Years Ended February 24, 2008, February 25, 2007, and February 26, 2006

19. Selected Quarterly Financial Data—Unaudited

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(in thousands)
Fiscal 2008
Net sales	$1,605,018	$862,532	$497,773	$446,093	$3,411,416
Gross profit	240,001	138,157	57,016	45,555	480,729
Net income (loss)	87,683	35,019	(19,014)	(22,133)	81,555
Earnings (loss) per share:
Basic earnings (loss) per share	$1.71	$0.67	$(0.36)	$(0.42)	$1.57
Diluted earnings (loss) per share	$1.66	$0.66	$(0.36)	$(0.42)	$1.53
Fiscal 2007
Net sales	$1,398,023	$767,792	$375,728	$312,565	$2,854,108
Gross profit	185,649	108,346	40,621	49,844	384,460
Net income (loss)	58,316	(4,298)	(13,151)	(7,413)	33,454
Earnings (loss) per share:
Basic earnings (loss) per share	$1.15	$(0.08)	$(0.26)	$(0.15)	$0.66
Diluted earnings (loss) per share	$1.11	$(0.08)	$(0.26)	$(0.15)	$0.64

        The following items which affected our quarterly results should be noted:

  •
  In the second and third quarters of fiscal 2008, we acquired four businesses. During fiscal 2007, we completed eleven acquisitions, nine of which were completed during the third and fourth quarters of fiscal 2007. These businesses, like our business, complete most of their sales in the first and second quarters. Correspondingly, our fiscal 2008 results reflect a full year of operation for these acquisitions, whereas in most cases fiscal 2007 results do not reflect any significant benefit from their sales and gross margin, but do reflect additional associated fixed expenses.

  •
  In the fourth quarter of fiscal 2008, we incurred $2.9 million of costs related to the Tender Offer as well as $2.7 million of additional incentive-based compensation expense resulting from certain compensation being paid in cash instead of grants of stock-based awards. If stock-based awards would have been granted, as was customary in prior years, the expense would have been recorded over the vesting period of the awards. However, because the cash awards have no vesting period, we recognized all of the expense in the fourth quarter of fiscal 2008.

  •
  Quarterly results of fiscal 2008, as compared to those in fiscal 2007, were impacted by differences in the timing of vendor rebates. In fiscal 2008, vendors were supplying more timely information, better definition of criteria for earning rebates, and improved communication of local area programs, all resulting in our ability to recognize rebates earlier in the year. As a result of this, we believe that rebates in the fourth quarter of fiscal 2008 were approximately $9 million lower as compared to the fourth quarter of fiscal 2007.

20. Subsequent Events

        On April 16, 2008, we reached an agreement with the Federal Trade Commission ("FTC") staff on the terms of a consent decree, which is subject to the review and approval of the FTC commissioners.

        The Tender Offer described in Note 1. Description of the Business and Summary of Significant Accounting Policies, was extended on April 18, 2008. It is currently scheduled to expire on May 2, 2008, but it is possible that the expiration date may be extended.

        On April 18, 2008, our board of directors declared a quarterly dividend on our common stock in the amount of $0.225 per share. The record date for the dividend payment will be May 1, 2008, and the payment date will be May 15, 2008.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        UAP Holding Corp.'s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Report. There have been no changes that have materially affected, or are reasonably likely to materially affect, UAP Holding Corp.'s internal control over financial reporting that have occurred during the period covered by this Report.

Management's Report on Internal Control Over Financial Reporting

        UAP Holding Corp. management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. UAP Holding Corp.'s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. UAP Holding Corp.'s internal control over financial reporting includes those policies and procedures that:

  (i)
  pertain to the maintenance of records that, in a reasonable detail, accurately and fairly reflect the transactions and dispositions of UAP Holding Corp.'s assets;

  (ii)
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of UAP Holding Corp.'s management and directors; and

  (iii)
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of UAP Holding Corp.'s assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of UAP Holding Corp.'s internal control over financial reporting as of February 24, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework.

        Based on this assessment, management determined that UAP Holding Corp. maintained effective internal control over financial reporting as of February 24, 2008.

        Deloitte & Touche LLP, our independent public accounting firm has issued an attestation report on the Company's internal control over financial reporting as included on the next page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
UAP Holding Corp.
Greeley, Colorado

        We have audited the internal control over financial reporting of UAP Holding Corp. and subsidiaries (the "Company") as of February 24, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 24, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended February 24, 2008 of the Company, and our report dated April 18, 2008, expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company's adoption on February 26, 2007 of the Financial Accounting Standard Board's Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ DELOITTE & TOUCHE LLP Deloitte & Touche LLP
Denver, Colorado April 18, 2008

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance.

        Information relating to the Directors of UAP Holding Corp., as well as information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, will be contained in our definitive Proxy Statement involving the election of the Directors which will be filed with the SEC pursuant to Regulation 14A (or, if a definitive Proxy Statement is not filed, an amendment to our Annual Report on Form 10-K) not later than 120 days after February 24, 2008, and such information is incorporated herein by reference. Certain other information relating to the Executive Officers of UAP Holding Corp. appears in Part I of this Report under the heading "Executive Officers of the Registrant."

        UAP Holding Corp.'s Code of Business Conduct is available, free of charge, on our website www.uap.com under the heading "Investor Relations" (see "Corporate Governance"/ "Committees & Charters"), or by writing to UAP Holding Corp., 7251 W. 4th Street, Greeley Colorado 80634, c/o Vice President and Corporate Secretary. UAP Holding Corp.'s Code of Business Conduct applies to all of our directors, officers (including the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Chief Accounting Officer) and employees. Amendments to, or waivers of the Code of Business Conduct granted to any of our directors or executive officers will be published on our website within five business days of such amendment or waiver.

Item 11.    Executive Compensation.

        Information relating to executive compensation is being incorporated by reference herein from our definitive proxy statement (or, if a definitive Proxy Statement is not filed, an amendment to our Annual Report on Form 10-K) to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended February 24, 2008 in connection with our 2008 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

        Information relating to security ownership of certain beneficial owners and management, equity compensation plans and related stockholder matters is being incorporated by reference herein from our definitive proxy statement (or, if a definitive Proxy Statement is not filed, an amendment to our Annual Report on Form 10-K) to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended February 24, 2008 in connection with our 2008 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Information relating to certain relationships and related transactions and director independence being incorporated by reference herein from our definitive proxy statement (or, if a definitive Proxy Statement is not filed, an amendment to our Annual Report on Form 10-K) to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended February 24, 2008 in connection with our 2008 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services.

        Information relating to fees paid to and service performed by Deloitte & Touche LLP in fiscal 2008 and fiscal 2007 and our Audit Committee's pre-approval policies and procedures with respect to non-audit services is being incorporated by reference herein from our definitive proxy statement (or, if a definitive Proxy Statement is not filed, an amendment to our Annual Report on Form 10-K) to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended February 24, 2008 in connection with our 2008 Annual Meeting of Stockholders.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(1)
Financial Statements

        The following financial statements of UAP Holding Corp., together with the Report of Independent Registered Public Accounting Firm, are included in Part II, Item 8 of this Report:

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets at February 24, 2008, and February 25, 2007

  •
  Consolidated Statements of Earnings for the Fiscal Years Ended February 24, 2008, February 25, 2007, and February 26, 2006

  •
  Consolidated Statements of Cash Flows for the Fiscal Years Ended February 24, 2008, February 25, 2007, and February 26, 2006

  •
  Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended February 24, 2008, February 25, 2007, and February 26, 2006

  •
  Notes to Financial Statements

(2)
Financial Statement Schedules

•
Schedule 1—Condensed Financial Information of Registrant

•
Schedule 2—Valuation and Qualifying Accounts

(3)
Exhibits

No.	Item
2.1	Agreement and Plan of Merger, dated as of December 2, 2007, by and among Agrium, Utah Acquisition Co. and UAP Holding Corp. (incorporated herein by reference to Exhibit 2.1 of Form 8-K filed by UAP on December 3, 2007).
3.2
Certificate of Amendment dated November 24, 2003, to the Certificate of Incorporation of UAP Holding Corp. (incorporated by reference to Exhibit 3.2 to UAP Holding Corp.'s Registration Statement on Form S-4 dated March 5, 2004 (File No. 333-113345)).
3.3
Certificate of Designation, Preferences and Rights of Series A Redeemable Preferred Stock dated November 24, 2003 (incorporated by reference to Exhibit 3.3 to UAP Holding Corp.'s Registration Statement on Form S-4 dated March 5, 2004 (File No. 333-113345)).
3.4
By-Laws of UAP Holding Corp. as adopted on October 29, 2003 (incorporated by reference to Exhibit 3.4 to UAP Holding Corp.'s Registration Statement on Form S-4 dated March 5, 2004 (File No. 333-113345)).
3.5
Amended and Restated Certificate of Incorporation of UAP Holding Corp. filed with the Secretary of State of the State of Delaware on November 17, 2004 (incorporated by reference to Exhibit 3.5 to Amendment No. 6 to UAP Holding Corp.'s Registration Statement on Form S-1 dated November 18, 2004 (File No. 333-114278)).
3.6
Certificate of Elimination of Series A Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to UAP Holding Corp.'s Current Report on Form 8-K dated December 3, 2004 (File No. 000-51035)).

3.7	Amended and Restated Bylaws of UAP Holding Corp. (incorporated by reference to Exhibit 3.2 to UAP Holding Corp.'s Current Report on Form 8-K dated December 3, 2004 (File No. 000-51035)).
4.1
Indenture dated as of December 16, 2003, among United Agri Products, Inc., the Guarantors named therein, and JPMorgan Chase Bank, as trustee (incorporated by reference to Exhibit 4.4 to United Agri Products, Inc.'s Registration Statement on Form S-4 dated January 5, 2004 (File No. 333-111710)).
4.2
Amended and Restated Credit Agreement, dated as of November 29, 2004, by and among United Agri Products, Inc. and United Agri Products Canada, Inc., as borrowers, the other persons party thereto that are designated as credit parties, General Electric Capital Corporation, as Agent, L/C Issuer and a Lender and GE Canada Finance Company, as Canadian Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 4.1 to UAP Holding Corp.'s Current Report on Form 8-K dated December 3, 2004 (File No. 000-51035)).
4.3
First Consent and Limited Waiver and Amendment to Amended and Restated Credit Agreement, dated as of February 28, 2006, by and among United Agri Products, Inc., United Agri Products Canada Inc., as borrowers, the other persons party thereto that are designated as credit parties, General Electric Capital Corporation, as the initial L/C Issuer and Agent, GE Canada Finance Holding Company as Canadian Agent, and the other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to UAP Holding Corp.'s Current Report on Form 8-K dated March 3, 2006 (File No. 000-51035)).
4.4	Third Amendment to the Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 16, 2007).
10.1
Indemnification Agreement, dated as of November 24, 2003, by and among ConAgra Foods, Inc., United Agri Products, Inc., United Agri Products Canada Inc., 2326396 Canada, Inc., AG-Chem, Inc., Balcom Chemicals, Inc., UAP 23, Inc., Cropmate Company, CSK Enterprises, Inc., GAC 26, Inc., UAP 27, Inc., Genmarks, Inc., Grower Service Corporation (New York), HACO, Inc., Loveland Industries, Inc., Loveland Products, Inc., Midwest Agriculture Warehouse Co., Ostlund Chemical Co., Platte Chemical Co., Pueblo Chemical & Supply Co., Ravan Products, Inc., S.E. Enterprises, Inc., Snake River Chemicals, Inc., Transbas, Inc., Tri-River Chemical Company, Inc., Tri-State Chemicals, Inc., Tri-State Delta Chemicals, Inc., UAP/GA AG Chem, Inc., UAPLP, Inc., UAP 22, Inc., UAP Receivables Corporation, United Agri Products—Florida, Inc., United Agri Products Financial Services, Inc., Verdicon and YVC, Inc. (incorporated by reference to Exhibit 10.3 to United Agri Products, Inc.'s Registration Statement on Form S-4 dated January 5, 2004 (File No. 333-111710) ).
10.2
Fertilizer Supply Agreement, dated as of November 24, 2003, between ConAgra International Fertilizer Company and United Agri Products, Inc. (incorporated by reference to Exhibit 10.4 to United Agri Products, Inc.'s Registration Statement on Form S-4 dated January 5, 2004 (File No. 333-111710)).
10.3
International Supply Agreement, dated as of November 24, 2003, between United Agri Products, Inc. and ConAgra Foods, Inc. (incorporated by reference to Exhibit 10.5 to United Agri Products, Inc.'s Registration Statement on Form S-4 dated January 5, 2004 (File No. 333-111710)).

10.4
Buyer Release Agreement, dated as of November 24, 2003, between ConAgra Foods, Inc. and the Acquired Companies (as defined therein) (incorporated by reference to Exhibit 10.6 to United Agri Products, Inc.'s Registration Statement on Form S-4 dated January 5, 2004 (File No. 333-111710)).
10.5
Seller Release Agreement, dated as of November 24, 2003, between ConAgra Foods, Inc. and UAP Holding Corp. (incorporated by reference to Exhibit 10.7 to United Agri Products, Inc.'s Registration Statement on Form S-4 dated January 5, 2004 (File No. 333-111710)).
10.6	2003 Stock Option Plan of UAP Holding Corp. (incorporated by reference to Exhibit 10.8 to United Agri Products, Inc.'s Registration Statement on Form S-4 dated January 5, 2004 (File No. 333-111710)).
10.7
Registration Rights Agreement, dated as of November 24, 2003, between UAP Holding Corp. and the Apollo Investors (incorporated by reference to Exhibit 10.15 to UAP Holding Corp.'s Registration Statement on Form S-4 dated March 5, 2004 (File No. 333-113345)).
10.8	2003 Deferred Compensation Plan of UAP Holding Corp (incorporated by reference to Exhibit 10.17 to UAP Holding Corp.'s Registration Statement on Form S-4 dated March 5, 2004 (File No. 333-113345)).
10.9
2004 Deferred Compensation Plan of UAP Holding Corp. (incorporated by reference to Exhibit 10.18 to Amendment to 5 to UAP Holding Corp.'s Registration Statement on Form S-1 dated November 9, 2004 (File No. 333-114278) ).
10.10
2004 Non-Executive Director Stock Option Plan of UAP Holding Corp. (incorporated by reference to Exhibit 10.19 to Amendment to 5 to UAP Holding Corp.'s Registration Statement on Form S-1 dated November 9, 2004 (File No. 333-114278) ).
10.11
Management Incentive Agreement, dated as of November 29, 2004, by and among UAP Holding Corp. and the holders listed on the signature pages hereto (incorporated by reference to Exhibit 10.1 to UAP Holding Corp.'s Current Report on Form 8-K dated December 3, 2004 (File No. 000-51035)).
10.12
Letter Agreement dated as of November 29, 2004, regarding termination of Management Consulting Agreement between United Agri Products, Inc. and Apollo Management V, L.P. (incorporated by reference to Exhibit 10.2 to UAP Holding Corp.'s Current Report on Form 8-K dated December 3, 2004 (File No. 000-51035)).
10.13	2004 Long-Term Incentive Plan of UAP Holding Corp. (incorporated by reference to Exhibit 10.3 to UAP Holding Corp.'s Current Report on Form 8-K dated December 3, 2004 (File No. 000-51035).
10.14
Letter Agreement, dated December 23, 2004, amending and restating the Letter Agreement, dated as of November 29, 2004, regarding termination of Management Consulting Agreement between United Agri Products, Inc. and Apollo Management V, L.P. (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to United Agri Products, Inc.'s Registration Statement on Form S-4 dated December 23, 2004 (File No. 333-111710)).
10.15	UAP Retirement Income Savings Plan, effective November 24, 2003 (incorporated by reference to Exhibit 10.1 to UAP Holding Corp's Current Report on Form 8-K dated July 28, 2005, (File No. 333-113345)).
10.16
Separation and General Release Agreement, dated January 10, 2006, between Robert A. Boyce and UAP Distribution, Inc. (incorporated by reference to Exhibit 10.1 to UAP Holding Corp.'s Current Report on Form 8-K dated January 13, 2006 (File No. 000-51035)).

10.17
Form of 2007 Restricted Stock Unit Award Agreement of UAP Holding Corp. (incorporated by reference to Exhibit 10.01 to UAP Holding Corp's Current Report on Form 8-K dated April 5, 2007, (File No. 000-51035)).
10.18
Form of Amendment to the 2006 Three Year Restricted Stock Unit Award Agreement of UAP Holding Corp. and 2006 Four Year Restricted Stock Unit Award Agreement of UAP Holding Corp. (incorporated by reference to Exhibit 10.02 to UAP Holding Corp.'s Current Report on Form 8-K dated April 5, 2007 (File No. 000-51035)).
10.19
UAP Form of Amended and Restated 2005 Restricted Stock Unit Award Agreement of UAP Holding Corp. (incorporated by reference to Exhibit 10.03 to UAP Holding Corp's Current Report on Form 8-K dated April 5, 2005, (File No. 000-51035) ).
10.20
Form of UAP Holding Corp. 2004 Long-Term Incentive Plan/Directors Deferred Compensation Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated October 6, 2006.
10.21	UAP Holding Corp. 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated October 4, 2007).
10.22	UAP Holding Corp. 2007 Long-Term Incentive Plan Restricted Stock unit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 16, 2007).
10.23
Amended and Restated Change of Control Employment Agreement between Larry K. Cordell and UAP Holding Corp., dated as of December 4, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 6, 2007).
10.24
Form of Amended and Restated Change of Control Employment Agreement (for David Bullock, Todd Suko and Jeffrey Rutherford) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 6, 2007).
10.25
Form of Amended and Restated Change of Control Employment Agreement (for Kevin Howard, Dean Williams and David Tretter) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated December 6, 2007).
10.26
Amended and Restated Change of Control Employment Agreement between Alan Kessock and UAP Holding Corp., dated as of December 5, 2007 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated December 6, 2007).
21.1	List of Subsidiaries of UAP Holding Corp.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of April, 2008.

UAP HOLDING CORP. (Registrant)
By:	/s/ L. KENNETH CORDELL L. Kenneth Cordell President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ L. KENNETH CORDELL L. Kenneth Cordell	President, Chief Executive Officer and Director (principal executive officer)	April 18, 2008
/s/ JEFFREY L. RUTHERFORD Jeffrey L. Rutherford	Chief Financial Officer (principal financial officer)	April 18, 2008
/s/ ALAN E. KESSOCK Alan E. Kessock	Chief Accounting Officer and Corporate Controller (principal accounting officer)	April 18, 2008
/s/ SCOTT L. THOMPSON Scott L. Thompson	Director	April 18, 2008
/s/ STEVEN Y. GOLD Steven Y. Gold	Director	April 18, 2008
/s/ MICHAEL E. DUCEY Michael E. Ducey	Director	April 18, 2008
/s/ CARL J. RICKERTSEN Carl J. Rickertsen	Director	April 18, 2008

/s/ DAVID R. BIRK David R. Birk	Director	April 18, 2008
/s/ THOMAS MIKLICH Thomas Miklich	Director	April 18, 2008
/s/ WILLIAM H. SCHUMANN III William H. Schumann III	Director	April 18, 2008

Schedule 1

UAP HOLDING CORP.

CONDENSED BALANCE SHEETS

(in thousands, except share data)

	February 24, 2008	February 25, 2007
ASSETS
Current assets:
Cash and cash equivalents	$—	$52
Receivables from unconsolidated affiliates	120,687	94,084
Other current assets	772	878

Total current assets	121,459	95,014
Investment in affiliates	108,935	84,911
Other assets	53	82

Total assets	$230,447	$180,007

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12	$18
Dividends Payable	—	9,599
Other accrued liabilities	10	136

Total current liabilities	22	9,753
Stockholders' equity:
Common stock, $.001 par value, 90,000,000 shares authorized, 52,702,658 and 51,194,620 issued and outstanding, respectively	53	51
Additional paid-in capital	167,387	138,569
Retained earnings	60,178	27,801
Accumulated other comprehensive income	2,807	3,833

Total stockholders' equity	230,425	170,254

Total liabilities and stockholders' equity	$230,447	$180,007

See Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data. The condensed financial information and the consolidated financial statements were prepared using the same accounting policies.

UAP HOLDING CORP.

CONDENSED STATEMENT OF EARNINGS

(in thousands except share data)

	Fiscal Year Ended February 24, 2008	Fiscal Year Ended February 25, 2007	Fiscal Year Ended February 26, 2006
Net sales	$—	$—	$—
Costs and expenses:	—	—	—
Cost of goods sold	—	—	—

Gross profit	—	—	—
Selling, general and administrative expenses	2,726	3,141	(291)
Royalties, service charges and other (income) and expenses	(5,698)	(44,283)	—

Operating income	2,972	41,142	291
Third party interest expense	—	3,039	10,485
Finance related and other charges	2,864	19,218	330

Income (loss) from continuing operations before income taxes	108	18,885	(10,524)
Income tax (benefit)	1,128	8,143	(3,844)

Income (loss) from continuing operations	(1,020)	10,742	(6,680)
Equity in earnings of affiliates	82,575	22,712	73,057

Net income	$81,555	$33,454	$66,377

Earnings per share:
Basic	$1.57	$0.66	$1.31
Diluted	$1.53	$0.64	$1.27
Cash dividends declared per share of common stock	$0.90	$0.75	$0.6375
Weighted average shares outstanding:
Basic	52,078,318	50,972,368	50,494,690
Diluted	53,238,708	52,469,497	52,252,512

See Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data. The condensed financial information and the consolidated financial statements were prepared using the same accounting policies.

UAP HOLDING CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended February 24, 2008	Fiscal Year Ended February 25, 2007	Fiscal Year Ended February 26, 2006
Operations
Net income	$81,555	$33,454	$66,377
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of intangibles	—	—	34
Amortization of debt issuance costs	—	—	193
Accretion of discount on notes	—	—	10,391
Write-off of debt issuance costs	—	3,082	—
Equity in undistributed earnings of affiliates	(24,024)	17,376	(42,222)
Deferred income taxes	—	9,089	(3,685)
Change in operating assets and liabilities	15,030	2,450	7,861

Net cash provided by operations	72,561	65,451	38,949
Financing
Debt issuance costs	—	—	(396)
Due (from) to unconsolidated affiliates	(34,670)	61,939	(16,803)
Long-term debt redemption	—	(102,839)	—
Excess tax benefit from stock-based compensation arrangements	16,158	12,791	—
Proceeds from exercise of stock options and additions to rabbi trust	3,429	844	1,009
Common stock dividend	(57,530)	(38,188)	(22,708)

Net cash (used for) financing	(72,613)	(65,453)	(38,898)

Net change in cash and cash equivalents	(52)	(2)	51
Cash and cash equivalents at beginning of period	52	54	3

Cash and cash equivalents at end of period	$—	$52	$54

Subsidiary dividends to parent

        The wholly owned subsidiaries of UAP Holding Corp. paid dividends to UAP Holding Corp. (their parent company) of $57.5 million, $38.2 million, and $22.7 million during fiscal years 2008, 2007, and 2006, respectively.

See Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data. The condensed financial information and the consolidated financial statements were prepared using the same accounting policies.

Schedule 2

Valuation and Qualifying Accounts

For the Fiscal Years Ended February 24, 2008, February 25, 2007, and February 26, 2006

(in thousands)

Allowance for Doubtful Accounts	Beginning of period	Charged against Income	Deductions*		Balance at End of Period
Year ended February 26, 2006
Allowance for doubtful accounts	$13,749	$(2,538)	$(1,559	)*	$12,770
Year ended February 25, 2007
Allowance for doubtful accounts	$12,770	$2,137	$(828	)*	$15,735
Year ended February 24, 2008
Allowance for doubtful accounts	$15,735	$4,475	$3,813	*	$16,397

*
Bad debts charged off, less recoveries